Form 10QSB
period 2006-09-30
Tintic Gold Mining CO
filed 2006-11-14
CIK 1301839

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                          FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

         For the third quarter ended September 30, 2006

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

   For the transition period from ___________ to ___________

              Commission File Number:  333-119742

                   TINTIC GOLD MINING COMPANY
 (Exact name of small business issuer as specified in its charter)

          NEVADA                               87-0448400
(State of incorporation)               (I.R.S. EMPLOYER ID NO.)

3131 Teton Drive
Salt Lake City, Utah                                84109
(Address of principal executive offices)         (Zip Code)


                    (801) 485-3939
   (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     Class                          Outstanding as of November 6, 2006
-----------------                  ----------------------------------------
Common Capital Voting Stock,             1,509,643 shares
$0.001 par value per share

                   FORWARD-LOOKING STATEMENTS

This third Quarterly Report on Form 10-QSB, Financial Statements and Notes to Financial Statements contain forward looking-statements. All statements made in this Report or in another Report incorporated by reference that are not statements of historical fact are forward-looking statements. These include but are not limited to certain statements of expectation concerning the precious metals industry, the demand for precious metals, and the sources and potential for a mining partner or joint venturer who would be interested in financing or working with us to undertake an exploration program on our 44 acres of mineral claims. We do not intend to forecast what may or may not occur in the future, nor will we predict that any particular event may or may not occur. Management emphasizes that it can neither control nor predict many of these risks and uncertainties. Accordingly, we caution the reader not to place undue reliance on any forward-looking statements, which speak only as of the date of the respective Report. Important factors could cause actual results to differ from those expressed in any forward-looking statements.

                 PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]

             UNAUDITED CONDENSED FINANCIAL STATEMENTS

                        September 30, 2006

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]




                             CONTENTS

                                                              PAGE

     -    Unaudited Condensed Balance Sheets,
               September 30,2006 and December 31, 2005               4

     -    Unaudited Condensed Statements of Operations,
               for the three and nine months ended September 30,
               2006 and 2005 and from inception on December 31, 1997
               through September 30, 2006                            5

     -    Unaudited Condensed Statements of Cash Flows,
               for the nine months ended September 30, 2006 and 2005 and from inception on December 31,1997
               through September 30, 2006                            6

     -    Notes to Unaudited Condensed Financial Statements       7-12

                   TINTIC GOLD MINING COMPANY
                 (An Exploration Stage Company)
                    CONDENSED BALANCE SHEET
                         (Unaudited)


                                                   September 30,  December 31,
                                                        2006          2005


                            ASSETS

CURRENT ASSETS:
Cash                                               $        918   $   6,526
                                                   ------------   ---------
Total Current Assets                                        918       6,526
                                                   ------------   ---------
                                                   $        918   $   6,526
                                                   ============   =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                                   $      6,810   $     113
Related party advances                                    1,210       1,210
                                                   ------------   ---------
Total Current Liabilities                                 8,020       1,323


STOCKHOLDERS' EQUITY (DEFICIT):

Common Stock -  $0.001 par value; 50,000,000
shares authorized; 1,509,643 shares issued
and outstanding September 30, 2006 and December
31, 2005                                                  1,510       1,510
Capital in excess of par value                          164,765     164,765
Deficit accumulated during exploration stage           (173,377)   (161,072)
                                                   ------------   ---------
Total Stockholder's Equity (Deficit)                     (7,102)      5,203
                                                   ------------   ---------
                                                   $        918   $   6,526
                                                   ============   =========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]
                CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)



                                                             From inception of
                                                             exploration stage
                                                              on December 31,
                      For the Three        For the Nine        1997, through
                      Months Ended         Months Ended         September 30,
                      September 30,        September 30,
                    2006         2005    2006          2005           2006

Revenues           $      -   $      -   $      -  $      -      $        -
                   --------   --------   --------  --------      ----------
Total Revenues            -          -          -         -               -

Expenses
General &
Administrative        7,156      7,867     12,305    11,143         106,056
Failed acquisition
costs                     -          -          -         -          85,758
                   --------   --------   --------  --------      ----------
Total Expenses        7,156      7,867     12,305    11,143         191,814
                   --------   --------   --------  --------      ----------
Loss From Operations (7,156)    (7,867)   (12,305)  (11,143)       (191,814)
                   --------   --------   --------  --------      ----------
Other Income
Interest Income           -          -          -         -           8,632
Interest Expense          -          -          -         -             (44)
Gain on Sale of
Securities                -          -          -         -           8,084
                   --------   --------   --------  --------      ----------
Total Other Income        -          -          -         -          16,672
                   --------   --------   --------  --------      ----------
Loss Before Income
Taxes                (7,156)    (7,867)   (12,305)  (11,143)       (175,142)

Current Income
Taxes (Benefit)           -          -          -         -          (1,765)

Deferred Tax Expense      -          -          -         -               -
                   --------   --------   --------  --------      ----------
Net Loss           $ (7,156)  $ (7,867)  $(12,305) $(11,143)     $ (173,377)
                   ========   ========   ========  ========      ==========

Loss per Share     $  (0.00)  $  (0.01)  $  (0.01) $  (0.01)
                   ========   ========   ========  ========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                   TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                           From inception of
                                                           exploration stage
                                      For the Nine          on December 31,
                                Months Ended September 30,   1997, Through
                                     2006       2005      September 30, 2006

Cash flows used in operating activities:
Net income (loss)              $   (12,305)  $    (11,143)     $  (173,377)
Adjustments to reconcile net
 loss to net cash used in operating
 activities:
Non-cash stock issued for
services rendered                        -              -           97,846
(Gain) Loss from sale of securities      -              -           (8,086)
Change in operating assets and
liabilities:
Increase (decrease) in accounts
  payable                            6,697          1,812            6,663
(Decrease) in income taxes payable       -              -             (565)
                                ----------   ------------      -----------
Net cash used in operating
activities                          (5,608)        (9,331)         (77,519)

Cash flows from investing activities:
Purchase of securities                   -              -           (7,609)
Proceeds from sale of securities         -              -           23,962
                                ----------   ------------      -----------
Net cash flows provided by
investing activities                     -              -           16,353

Cash flows from financing activities:
Proceeds from note payable - related
party                                    -              -            3,501
Proceeds from related party advances     -              -            1,210
Proceeds from sale of common stock       -              -           25,000
                                ----------   ------------      -----------
Net cash flows from financing
activities                               -              -           29,711
                                ----------   ------------      -----------
Net increase (decrease) in cash     (5,608)        (9,331)         (31,455)
Cash and cash equivalents at
beginning of period                  6,526         20,731           32,373
                                ----------   ------------      -----------
Cash and cash equivalents at
end of period                   $      918   $     11,400      $       918
                                ==========   ============      ===========

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the periods for:
  Interest                      $        -   $          -      $         -
  Income taxes                  $        -   $          -      $     3,565

Supplemental Schedule of NonCash Investing and Financing Activities

                                $        -   $          -      $         -



The accompanying notes are an integral part of these unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     History and Nature of Business - Tintic Gold Mining Company ("the Company") was organized under the laws of the State of Nevada on March 8, 2004 as a wholly-owned subsidiary of Tintic Gold Mining Company ("Parent"), a Utah corporation, (now known as KIWA Bio-Tech Products Group Corporation). The Company was founded for the purpose of continuing the exploration of the mining claims of its former Parent. On March 12, 2004 as part of an acquisition agreement, Parent acquired KIWA Bio-Tech Products Group Corporation ("KIWA").

     Following the organization of the Company, Parent transferred all of its mining claims to the Company in exchange for 1,009,643 shares of the Company's common stock. The mining claims include three patented mining claims known as the Emerald, Ruby and Diamond Lode Mining Claims located in the central portion of the Tintic Mining District, Juab County, Utah.

     Parent placed the Company's shares into escrow for the benefit of Parent's pre-acquisition shareholders. Following the successful registration of the shares with the U.S. Securities and Exchange Commission, the escrow agent will distribute the 1,009,643 shares to the shareholders of record of Parent as of March 5, 2004.

     Tintic Gold Mining Company ("Parent") was incorporated in the State of Utah on June 14, 1933. Parent was incorporated for the purpose of mining, milling, ore reducing, and smelting. At the time of its incorporation, Parent acquired certain patented mining claims from the Emerald Mining Company, which mining claims the Company continues to own. These mining claims are located in the Tintic Mining District of Juab County, Utah. Prior to December 31, 1997, the Parent was dormant.

     Condensed Financial Statements. The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
CONTINUED

     Quasi-Reorganization.   On June 21, 2001, a majority of the shareholders
     of Parent approved a quasi-reorganization of Parent, retroactive to December 31, 1997. On June 21, 2001, the Parent amended its articles of incorporation to reduce the par value per share from $0.10 to $0.001. As a result of the quasi-reorganization, the common stock of Parent was written down to its par value of $0.001 per share, the accumulated deficit of $191,797 was eliminated, and additional paid-in capital was adjusted to reflect the difference between the historical cost of existing assets and liabilities as of December 31, 1997.

     Financial Statement Presentation. The accompanying financial statements include the prior operations of Parent from its inception of exploration stage activities on December 31, 1997 through the spin-off of the Company, and include the accounts of the Company from its date of incorporation to the date of the financial statements.

     Exploration Stage. The Company is considered to be an Exploration Stage Company, however, the Company does not have any current mining exploration, development or production activities on its existing properties. The Company is currently unable to estimate the length of time necessary to initiate an exploration stage program and has no assurance that a commercially viable ore body exists in its properties until appropriate geological work and testing of the mineralized areas can support an economically feasible evaluation which the Company is unable to perform due to a lack of working capital.

     Stock-Based Compensation.   Compensation or services that are received
     in exchange for the issuance of common stock is recognized based on the fair value of the services received or the fair value of the common stock issued, which ever is more reliably measured.

     Cash and Cash Equivalents - The Company considers all highly-liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Mining Properties - Pre-operating and mine development costs including acquisition costs relating to mining properties are capitalized until such properties are placed in production, disposed of, or abandoned. The Company periodically reviews its mining property for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 6].

     Loss Per Share - The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 7].

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
CONTINUED

     Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", SFAS No. 156, "Accounting for the Servicing of Financial Assets", SFAS No. 157, "Fair Value Measurements", and SFAS No. 158 "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)', were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155, 156, 157 and 158 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - MINING CLAIMS

     At the time of organization, the Company acquired certain patented mining claims from Parent which were recorded at the carryover basis of $0 [See Note 3]. The mining claims are located in the Tintic Mining District of Juab County, Utah. The Company does not have any current mining exploration, development, or production activities on its existing properties. The Company intends to explore its existing properties in the future and to acquire additional mining properties that contain potential exploration opportunities if funding becomes available for such purpose.

NOTE 3 - CAPITAL STOCK

     Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.

     In 2004 the Company issued a total of 1,509,643 shares of common stock of which 500,000 shares were issued for cash of $25,000, or $.05 per share and 1,009,643 shares were issued for mining claims of Parent valued at carryover basis of $0.

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

     Related Party Advances - As of September 30, 2006 officers and shareholders of the Company had advanced the Company a total of $1,210. The advances bear no interest and are due on demand.

     Management Compensation - For the nine months ended September 30, 2006 and 2005, the Company did not pay any compensation to any officer or director of the Company.

     Office Space - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

NOTE 5 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock or through a possible business combination. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

     The Company has available at September 30, 2006 an unused operating loss carryforward of approximately $32,102 which may be applied against future taxable income and which expires in 2026. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized. The net deferred tax assets are approximately $4,815 as of September 30, 2006 and $2,950 as of December 31, 2005, with an offsetting valuation allowance of the same amount resulting in a change in valuation allowance of approximately $1,865 during the nine months ended September 30, 2006.

                   TINTIC GOLD MINING COMPANY
                 [An Exploration Stage Company]
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (Unaudited)

NOTE 7 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                      For the Three Months Ended   For the Nine Months Ended
                            September 30,                  September 30,
                         2006          2005            2006           2005

Loss from continuing
available to common
shareholders (numerator) $ (7,156)   $ (7,867)      $ (12,305)   $  (11,143)

Weighted average number
of common shares
outstanding used in loss
per share for the period
(denominator)           1,509,643    1,509,643      1,509,643    1,509,643

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     Former Officer - During 1980, a former president of Parent entered into an agreement with Parent whereby he settled a note due from Parent and relinquished his direct control of Parent. Among other consideration, Parent conveyed to the former president a 3% net smelter return on any ores sold from its historical patented mining claims held, plus surface rights. Parent retained rights to enter and exit the property for exploration and mining activity. In March 2004, the Company issued 1,009,643 shares of common stock for the mining claims of Parent [See Note 3].
     Environmental - In 2002 the Utah Department of Environmental Quality conducted soil sampling in the town of Mammoth, Utah, in an area adjacent to the Company's mining claims. Those samples indicate elevated contaminated metals levels. The nearby Mammoth mine had significant workings and production in the past, while the Company's properties have only had a small amount of ore produced. The source of the elevated contaminants is unclear. No claims have been made against the Company nor has anyone asserted that the Company is a responsible party. The Environmental Protection Agency has listed Eureka, Utah, as a "superfund" clean-up site. While the Company's properties are in the same overall mining district as Eureka, Utah, the Company does not expect the Eureka, Utah, superfund cleanup project will expand to include either the Mammoth area or the Company's properties. The Company is not aware of any state or federal agency's plan or intention to do any environmental cleanup or other work to or with any property located in or near Mammoth or the Company's properties.

     Stock Distribution. If the proposed spin-off or distribution of shares cannot be lawfully accomplished for reasons now unknown, the Company will be required to sell the mining claim assets and distribute the net proceeds to those shareholders that would have been entitled to receive the stock dividend and consequent distribution.

                   TINTIC GOLD MINING COMPANY
                 [An Exploration Stage Company]
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (Unaudited)


NOTE 9 - SUBSEQUENT EVENT

On October 20, 2006, the officers and directors of the Company made an equity investment in the Company of $21,025 in order to purchase "restricted" shares at 5 cents per share. There will be a total investment of $30,000 from the officers and directors and a shareholder at 5 cents a share. When the full amount is received, a total of 600,000 "restricted" shares will be issued in exchange for the $30,000 investment. There is currently a shortfall of $8,975, an equity investment that will be made shortly to make up the difference between $21,025 and $30,000. None of the 600,000 "restricted" shares have been issued by the Company and they will not be issued until the total amount of $30,000 is received by the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Tintic Gold Mining Company ("Tintic Gold," "Company," "we" or "us") is a start-up, exploration stage mining company that has not yet generated or realized any revenues from its business operations. As a precious metals mineral exploration company, our goal is to obtain a partner or joint venturer with the funding and expertise necessary to explore our patented mining claims known as the Emerald, Diamond and Ruby Claims located in the Tintic Mining District of Juab County, Utah, approximately one quarter of a mile from the town of Mammoth, Utah (hereinafter "mineral claims") for their gold and zinc potential. These mineral claims contain one fairly extensive mine or mining shaft called the Emerald Mine and two other significant mines, shafts, holes or "prospecting pits," the depths of which are currently unknown. For safety purposes, that is, to prevent trespassers from injuring themselves, the Emerald Mine has been fenced off and is currently inaccessible. At the same time, the shaft collar is also partially blocked with debris and mine timbers.

Having been formed in March 2004 as a wholly owned subsidiary of a Utah corporation then known as Tintic Gold Mining Company, a company that had been in existence since 1933, we have been in the process of emerging from the development stage, getting audited financial statements on ourselves, and filing a Form SB-2 registration statement with the Commission in order to distribute our shares to the shareholders of our former parent as of March
5, 2004, a process that commenced two years ago in October 2004 and which is called a "spin-off" transaction. Recently, on October 18, 2006, nearly two years after our initial submission of a Form SB-2 registration statement to the Securities and Exchange Commission ("Commission"), the Commission allowed our Form SB-2/A registration statement to go effective. This effort registered the declared stock dividend and consequent distribution of 1,009,643 shares to the shareholders of our former Utah parent corporation as of March 5, 2004. For more information in this regard, reference is made to our seventh amended Form SB-2/A on file on the Commission's website known as Edgar. This document contains, within it, the prospectus that was recently mailed out to our shareholders.

Having completed the first phase of our business plan and plan of operation that involved getting a comprehensive geology report on our claims completed, we are now in the position of pursuing the second phase of our business plan. This is the phase in which we are attempting to obtain a joint venture mining exploration partner to finance and engage in the exploration of our patented mining claims.

Selected Financial Data

Because we had no exploration or other operational mining-related activities during the quarter that resulted in revenues, selected financial data would not be particularly meaningful. Reference is thus made to our quarterly financial statements included in Item 1 above. All of our activities during the quarter were devoted towards getting our Form SB-2/A registration statement declared effective by the Commission, an endeavor that we have been working on for the last two years. During our third quarter, specifically, during September, we did conduct a tour of our mineral claims with a project manager employed by a large U.S. mining company whose stock trades on the New York Stock Exchange. Our expert and consulting geologist, Mr. Bruce Yeomans, accompanied us on that tour. This employee of the mining company had previously been given a copy of our geology report authored by Mr. Yeomans.


During our fourth quarter which commenced on October 1, 2006 and because we have run out of cash, our officers and directors and a major shareholder will be investing $30,000 in us in exchange for the issuance of a total of 600,000 "restricted" shares, an investment at $0.05 per share. The Board of Directors had determined that this is a fair price under the current circumstances. See the section or heading below titled "Unregistered Sales of Equity Securities and Use of Proceeds." The cash in our checking account on September 30, 2006, was $893 and we had $25 in savings. Other than what we may currently owe our auditors and other than between $5,000 and $6,000 that we currently owe our legal counsel, we have no other outstanding bills or payables that we are aware of as of the date of this report.

Liquidity and Capital Requirements

At of the date of this report and even upon receipt of the additional $30,000 investment mentioned in the previous paragraph, we lack the necessary capital to implement a full-fledged mineral exploration program. Since our incorporation in March 2004 and since the acquisition of our mineral claims from our then-parent corporation, our working capital has been funded by an investment made in us from our officers and directors and one shareholder.

Given that we will be getting a $30,000 cash infusion in exchange for the issuance of stock under the private placement or Rule 506 exemption from registration, we will be able to satisfy our cash requirements for at least the next 12 months in that $30,000 will be sufficient to satisfy our cash requirements during that period and keep us current in our 1934 Exchange Act reporting obligations. If more capital is needed upon the expiration of the next 12 months, these same officers, directors and the one shareholder will make a further investment with us. We believe that within the next three (3) years from October 2006, we should be able to complete our business plan.
If not, we will know by then what it will take to complete it. Management believes that the ability to locate and "sign up" a joint venture partner or mining company partner of some kind may be difficult, and will depend upon a variety of factors such as the price of gold and zinc over the next year or two, the cost of mining exploration at that time, and possibly, interest rates, factors and circumstances that are beyond our control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. Further, we are unable to guarantee that at the expiration of three years from the date that our registration statement with the Commission became effective, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next three years, particularly if there is likelihood that we will be able to complete our business plan if we continue beyond the next three years. On the other hand, it is also conceivable that we can locate a joint venture partner in less than three years or, we might learn that we cannot locate a joint venture partner within that time frame. If management does not desire to loan or advance sufficient funds to continue beyond the next three years for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time as to do so would be highly speculative on our part.

To implement our business plan and engage in an exploratory drilling program on our Emerald, Diamond and Ruby Claims, we will need substantial additional funding and expertise from a strategic mining partner or joint venturer. Because this requirement is in the more distant future and because, over the last two years, we have devoted our time and energy into completing our SB-2/A registration statement, management is only beginning to develop specific methods or plans of contacting and seeking out such possible joint venture and partnership candidates. As of the date of this Quarterly Report we have only contacted less than half a dozen persons or entities that we believe would be interested in so participating. See discussion under "Management's Plan of Operation" below. At the same time, no assurance can be given that we can or will enter into a joint venture and or other partnership relationship necessary to fund the exploration of our mineral claims as contemplated in our Plan of Operation below, namely, our proposed drilling exploration plan or program.

We have few assets and limited capital, with no operations and no current sources of income.

It is anticipated that we will require only nominal capital to maintain our corporate viability and the funds necessary for this limited purpose will be provided by officers and directors for at least the next three years. However, unless we are able to enter into a partnership or joint venture relationship with an experienced mining entity willing to finance our intended exploration, we will likely not be able to achieve our operational goals. In such event, management will be forced to look at other business opportunities.

In 2002, the EPA declared the Eureka, Utah, area, approximately 3 miles from us, as a "Super-Fund" site for lead contamination. The EPA is reputedly spending as much as $40 million in clean-up costs. These clean-up efforts, so we are told, should be completed within the next 3 years. One of the principal polluters or contaminators that the EPA has gone after for reimbursement of clean-up costs is Chief Consolidated Mining. In fact, an order was entered a year or two ago against Chief Consolidated Mining, assessing them $60 million in EPA clean-up costs. We mention this because we have received no notice from the EPA that the Mammoth, Utah, area is or will ever be designated as a "Super-Fund" site. Accordingly, it is highly unlikely that we would ever be assessed clean-up costs. At the same time, our mineral claims never had a mill or significant mining dump of any kind on them and therefore, we believe that there is virtually no likelihood that the EPA would ever assess us for any historical pollution or contamination of any kind.

                 MANAGEMENT'S PLAN OF OPERATION

Since our incorporation on March 8, 2004, our only business activity has been organizational matters and pursuing what is necessary to carry out our Distribution Agreement with Tintic-Utah, a copy of which was attached to our original SB-2 registration statement, a document available on the SEC's data base known as Edgar. Reference is made to www.sec.gov. As of October 18, 2006, the date of our prospectus, a prospectus soon thereafter disseminated to our shareholders, we had approximately $900 in cash on hand. Our Plan of Operation is set forth in the section immediately below.

Plan of Operation for the Next Twelve to Eighteen Months.

As per our agreement with Tintic-Utah, our former parent corporation, in consideration for the distribution subject of this document, we have been conveyed the subsurface mineral rights on approximately 44 acres of land located in the heart of the Tintic Mining District of Juab County, Utah, near the town of Mammoth, Utah (subject to a 3% net smelter royalty in favor of an individual named Chase Hoffman). During the next twelve to eighteen months, we will attempt to identify and contract with a mineral exploration company that will agree to search for minerals that may underlie our Claims. During the time our search is in progress, the small amounts of cash required to maintain our operations, as well as the costs associated with the identification of and contracting with a mineral exploration company partner, will be provided by what cash we now have on hand and if that money is exhausted, by our officers and directors. Our officers and directors have agreed to make the type of equity investment in us that is necessary for us to complete our work sequences identified below. At the same time, our officers and directors are NOT under any contractual obligation with the Company to finance us; they are doing so because they want to. We do NOT have any written agreement with them in this regard nor do we intend to enter into one. Future funding by our officers and directors may come from the exercise of options to purchase our common stock and/or through future agreements between us and our officers and directors negotiated on terms equivalent or better than those terms negotiated on an arms-length basis. As a result, we do not believe there will be the need to raise additional funds during at least the next twelve to eighteen months, other than through our officers and directors, if and when required. Since our officers and directors have agreed to provide us with the funding necessary to complete our work sequences or "milestones" identified below, work sequences that are essentially now completed, we consider this a legal obligation to such extent simply because investors and shareholders may rely on this funding commitment.

Management is NOT interested at this time in going to the expense or trouble of directly raising, on a secondary offering or private placement basis, either $517,000 or $2.141 million to engage in drilling exploration programs of our own and on our own, particularly when we lack the expertise ourselves to implement and oversee such a project. See the paragraph below titled "The Phased Nature of Our Planned or Proposed Exploration Program." We are not interested in doing so because we do not know whether such efforts would be successful. We also believe and are informed that such an effort would be very expensive in terms of the cost thereof and we would rather spend what limited resources we have on pursuing exploration. We also have no idea what securities brokerage firm, if any, would possibly be interested in underwriting such an effort. Since the increased price of metals starting in early 2004 appears to have made the overall exploration environment more financing-friendly (silver, for example, having recently attained over $12.50 per ounce and gold being over $625 per ounce) and based on the history of the Tintic Mining District, we believe that it makes far more sense to do what is necessary to attract an experienced and well financed mineral exploration partner or joint venturer. This is our basic plan of operation at the present time.

In order to attract mineral exploration company partners and pursue an exploration program of our mineral claims, we need a specific and realistic business plan for this purpose. We therefore hired Mr. Bruce Yeomans, our expert and consulting geologist, to prepare an extensive geology report. This task was finally completed on April 24, 2005. Because Mr. Yeomans' report provides a comprehensive evaluation of our properties, including exploration targets, we have included or summarized portions of such report below. Our plan to explore our mineral claims now focuses on, based on such report, not only evaluating certain specific exploration targets identified below but also completing seven (7) separate work sequences identified below, the cost of which shall be borne by us with what capital we have and if not, current officers and directors have communicated their commitment to fund the cost of these work sequences, including the cost of paying future Edgarization, accounting and legal fees and expenses, all by making an additional equity investment in us. This agreement on the part of our officers and directors is NOT in writing but we believe that it is a legal obligation of such persons on which the Company can rely, as do they. At such time as an additional equity investment is made in us as necessary to continue to fund our limited operations, those persons so investing will sign investment letters and what stock they receive will be subject to a restrictive legend.

The specific steps or sequence of events necessary to attract a mineral exploration partner or joint venturer and otherwise implement a mineral exploration program are:

1) Locate the claim corners in the field so that property boundaries are known. (This step was accomplished two or three years ago by our consulting geologist when we commissioned his geology report. If we need more specific or exact markers, we will hire a surveyor to do so. We anticipate that the cost would be between $1,000 and $2,000. As of now, and unless requested or required by a mineral exploration partner, we do not believe that this cost or expense will be necessary.)

2) Evaluate the status of adjacent mineral claims, so that investor interest will not be limited to the three claims we hold. Several of the mineral targets trend off of our claims. (The adjacent claims to which we refer are known as the Grand Central Claims. While we have not thoroughly evaluated the status of these adjacent claims, we know the owner and have been in discussions with the owner over the last several years. This individual, who is also a geologist, has indicated to us that he would be willing to work out a suitable arrangement with a mineral exploration partner, if we can bring one to the table. There is no cost associated with this step or sequence of events, as what information needs to be known about the Grand Central Claims and their geology can and would be supplied by the owner. Accordingly, this step or sequence is essentially complete.)

3) Collect additional surface rock samples, as indicated by surface mapping or inspection. If so indicated, sampling will be conducted in accessible portions of the scattered surface mine diggings and in areas of exposed hydrothermal alteration. Samples will be analyzed for gold, silver and "pathfinder" elements, including arsenic and barium. Anomalous areas at the surface may indicate "leakage" of hydrothermal fluids along faults and fault intercepts from potential mineralized zones at depth. These areas will be incorporated into a three-dimensional evaluation of the property for potential drill testing. (Based on what our consulting geologist tells us, we are not aware that rock samples are necessary to be obtained at this point. We believe that if an interested mineral exploration partner is interested in our mineral claims, they would likely want to do sampling themselves, as they would likely want to analyze the results themselves. Having said this, our geologist would charge us by the hour for sampling if necessary and then we would pay for assaying at a recognized assaying laboratory. This, we believe, would cost between $1,000 and $2,000. We are not aware that this step or work sequence is necessary at this time.)

4) Update our more recent, April 24, 2005, report if necessary as a result of any surface sampling. Contact and distribute the report to target groups familiar with high-grade underground mineral exploration ventures. (This report was authored by our consulting geologist and we know of nothing at this point that would require us to update it. Accordingly, there is no cost that we know of at the present time associated with this sequence of events or step. So far, we have distributed the report to one large mining company.
Our legal counsel distributed the report to a Canadian mining company and also, to a London, England-based mining company. We do not believe it is appropriate to identify their names without their written consent.)

5) Keep abreast of ongoing EPA response activities in the District. (There is no cost associated with this step or work sequence and we intend to do it ourselves as an incident to our business. At the same time, our consulting geologist is aware of EPA and Utah Department of Oil, Gas & Mining responses in the district and he had indicated a willingness to communicate any changes to us if they are material to us and our Plan of Operation.)

6) Contact as many mining and mineral exploration companies as possible who we believe might be interested in partnering or joint venturing with us to explore our mineral claims. (This is a task that comprises the principal part of our business plan and we intend to do it in the ordinary course of our business. In this regard, we have identified various exploration partners to contact but had not taken any systematic action to contact them until our registration statement with the Commission has become effective and the distribution subject thereof has been accomplished. Having said this, we have had limited discussions with a large mining company nonetheless to whom we sent, in July 2006, a copy of our geology report. In September, that is, during our third quarter, a project manager of this mining company accompanied us on a tour of the property.)

7) Conduct property tours with interested parties. (The only cost associated with this step is whether we would be accompanied by our consulting geologist. If so, we would pay him by the hour. The only additional cost is transportation. As stated above, during September, we took an employee, actually a project manager, of a large mining company on a tour of our mineral claims. Mr. Yeomans was kind enough to accompany us.)

8) Negotiate a mineral agreement to explore the mineral claims. (This task has obviously not been accomplished and we believe that the only cost associated with this might be attorney's fees, if in fact we got to the point where we would need or want an attorney to review a draft agreement.)

We have NOT identified any one potential mineral exploration partner. There are several mining companies in the United States and elsewhere that we believe may be interested in our mineral claims. Accordingly, there would be no reason to target just one or two companies. In the meantime and as stated above, we recently provided our geology report to a large or major U.S.-based mining company and last month, that is, in September, we took them on a day-long tour of our property.

Tintic Gold Mining Company Exploration Targets.

The following discusses certain specific and suggested exploration targets on our mineral claims that we currently believe would be suitable for exploration. We believe by identifying such targets, we have done significant work, in advance, on behalf of a potential or prospective mineral exploration partner or joint venturer.

1.  Background.

The limited past development and production to date from our claims is in part due to the fact that the stratigraphic (i.e., geology dealing with the earth's strata) and structural controls to ore formation were not well understood when the Emerald Mine was originally dug or excavated. The Emerald Mine exploration and most of the District's exploration and development work was completed (1880's to 1920's) before G. W. Crane ("Crane"), an engineer for U.S. Smelting and Refining, compiled the first district-wide mapping in 1930. U.S. Smelting and Refining owned and operated the Centennial-Eureka Mine, the largest producer of gold and copper in the District. After reaching an agreement with the numerous independent mine owners in the Main Tintic District, Crane was authorized to determine stratigraphic and structural controls to ore deposit formation by mapping each mine. For the first time in the District's history, but unfortunately after the District was into the end of its productive life, ore controls on mineralization that crossed property boundaries were determined. Centurion Mines Corporation, a former lessee of our mineral claims, built on Crane's work in the late 1980's and early 1990's, by having access to all of his underground mapping and sampling. Crane's ore controls were evaluated within the more newly developed understanding of the structural complexities of wrench fault systems, systems that are prevalent in the Tintic Mining District.

Exploration work relating to our Emerald Mine intersected scattered weak mineralization on all levels of the mine but not in large enough quantities to contribute to significant development or production. Favorable gold values were reported on the 600 foot level of the mine and were documented and evaluated by geologist, G.W. Crane during his District-wide ore controls evaluation. Crane felt that this mineralization was evidence of the southerly continuation of the Centennial Ore Channel mined in the Grand Central and Centennial-Eureka Mines. Crane wrote in an internal report to U.S. Smelting and Refining:

     "The Emerald Mine happens to be at the extreme southern, or gold/copper end of the Gemini or Centennial Channel, the largest producer of five major ore zones, and for this and other reasons, is due to become a producer of ore consisting of gold. On the same fissure, to which recent developments in the Emerald Mine have been directed, ore bodies on the lower levels of the Grand Central Mine have their principle values in gold and copper, indicating the trend in the direction of the Emerald." (G. Crane, March 28, 1933).

2.  Generalized Exploration Targets on the Tintic Gold Claims.

The majority of all Tintic Main District ore is preferentially developed within only five of the numerous Paleozoic carbonate formations that have been found to be present in the District. Of these units, a formation named the Ajax Formation has hosted most of the copper-gold production in the District. The Ajax Formation crops out extensively on the Tintic Gold mineral claims group and is cut by intersecting faults which are known to be mineralized in the Emerald Mine workings and in the adjacent Grand Central, Mammoth and Centennial-Eureka Mines. The Ajax Formation on our claims is near vertical to steeply west dipping and lies on the western limb of the broad Tintic Syncline. The most persistently mineralized portion of the formation is the Emerald Unit which lies in the lower half of the 640 foot thick Ajax Formation. The Emerald is a medium grained grayish-white colored massive dolomite bed that lies about 100 to 180 feet above the base of the unit and averages about 30 feet thick. Ore mined in the deepest portions of the Grand Central (Grand Central Ore Channel) and Centennial-Eureka Mines (Oklahoma Stopes) which are located directly north of the Tintic Gold ground, is also hosted by the Ajax Formation. In those mines, however, the Ajax Formation dips about 45 degrees to the north and the bedding conformable ore is subhorizontal since they lie near the axial plane of the syncline at a mine depth of from 1,900 to 2,300 feet.

We believe, at the present time, that the up dip extension of the mineralized Ajax host in the Grand Central and Centennial-Eureka Mines is the best exploration target on our claims. The Ajax Formation -- especially the Emerald member -- is cross cut by the ore controlling, generally steeply west dipping, north trending sinistral faults, namely, the Iron Break Fissure (Grand Central and Centennial-Eureka Mines), the West Break Fissure (Grand Central Mine), the West Mammoth Split Fault (Mammoth Mine), the Mammoth Fault (Mammoth Mine) and the Grand Central Fault (Grand Central Mine). The sinistral or northerly trending faults provide the conduits and structural preparation for potential ore development in the reactive and brittle carbonates that are present there. We believe that these faults in the Ajax Formation are especially good targets for exploration where they are intersected by east-west faults.

3.  Specific Exploration Targets on the Tintic Gold Mineral Claims.

On the 600 Level (6,224 feet above mean sea level ("amsl")) of the Emerald Mine, southeast of the shaft (6,830 feet amsl), a winze was sunk on a vein of gold bearing quartz in the Ajax Formation. The vein is reported by G. Crane to have positive gold assays in the winze and small sublevel drift. The vein lies on the intersection of the east-west striking 245 Fissure in the Emerald Mine and the sinistral, northeast striking Iron Break Fissure which carries 2 to 3 opt silver in the Centennial-Eureka Mine 1800 foot level drift (4,935 feet amsl). The Iron Break Fissure controls north trending ore deposition in the Opohonga Formation in the Grand Central Mine 1300 to 1800 foot levels (5,828 to 5,347 feet amsl) and in the large westerly trending Ajax Formation stopes on the 2000 to 2300 foot levels (5,147 to 4,845 feet amsl). Crane believed that this intersection and the gold-bearing quartz was the top of an irregular ore pipe that was 5 to 6 feet in diameter where exposed in the workings. He felt that additional prospecting should be conducted below this mineralization in the Ajax and Opex Formation carbonates.

On the Emerald 600 Level (6,224 feet amsl), drifting on the level to the south of the quartz vein described above cut various positive gold results approximately 350 feet and 950 feet away in the Ajax and underlying Opex Formations. The lowest of the assay results was on the lower Ajax formation probably on a fault but it is not described. The higher or more positive assay value is on a north-north east striking 60 to 72 degree west dipping fault where it is cut by an east-west striking fault. Another positive gold result was collected by Crane on the 600 Emerald Level where the same south drift in the Ajax Formation crosses into the underlying Opex Formation. We believe that these scattered gold values found by Crane deserve testing for potential bonanza grade mineralization in the receptive lower Ajax and underlying Opex Formation carbonates.

We also believe that the 1300 foot long by 1000 foot wide exploration gap between the southwestern-most stopes on the Grand Central Mine 2000 to 2300 foot levels (5,147 to 4,845 feet amsl) and the northern-most drifts on the Emerald 700, 900 and 1000 foot levels (6,124, 5,924 & 5,824 feet amsl) should be evaluated. The northeast trending steeply west dipping West Break (Grand Central Mine), Iron Break Fissure (Grand Central and Centennial-Eureka Mines), and West Mammoth Split (Mammoth Mine) should be tested, especially where they are cut by the steeply dipping east-west striking cross faults. We believe that the prime area for exploration and possible ore development in this exploration gap is at fault intersections which occur in the Ajax Formation as it dips towards the Grand Central stopes.

If the reader needs assistance on our use of technical, geologic or mining terms, reference is made to our seventh amended registration statement on Form SB-2 filed with Commission in early October 2006 which contains a heading titled "Glossary of Terms to Assist the Reader in Understanding Technical Terminology."

The Phased Nature of Our Planned or Proposed Exploration Program.

The following discussion sets forth the two phase exploration program that we would recommend or which we would suggest to an interested joint venture exploration partner:

A two phase exploration program is recommended and which may involve a total expenditure of US $2,658,000. We believe our claims have excellent targets for drill testing as shown by geology, structural controls to known mineralization, and historic underground sampling results in the Ajax and Opex Formations. The program would utilize both reverse circulation and core drilling to confirm the presence, tenor and characteristics of mineralization indicated in the historic underground sampling results.

An initial surface drilling program of ten reverse circulation drill holes approximately 840 feet deep would target the 1,000 foot long area of gold anomalous ground intersected on the Emerald 600 foot level. This area is located east and southeast of the Emerald Shaft. The drill holes would be collared to test areas of historic high grade gold sampled by Crane in the late 1920's. Two additional reverse circulation drill holes would be collared to test the northeast extension of potential mineralization along the Iron Break Fissure, located northeast of the Emerald Shaft. Results of historic sampling in the Centennial-Eureka Mine workings by Crane indicate significant silver mineralization on the fissure. Drill holes collared in this area would have completion depths of approximately 1,000 feet and would also test the prospective Ajax Formation located above the mineralized fissure. Drill holes in this program would be spaced relatively close to one another because of the discrete, high-grade nature of mineralization in the Tintic District.

Prior to drilling, patented claim corners would be reestablished in the field using a licensed surveyor to ensure project activities are conducted within our claims' boundaries. Surface rock chip samples should be collected by a qualified person from the scattered cuts and altered rocks that crop out on the property to determine the potential for additional drill targets.

Upon conclusion of the first phase of exploration, data compilation and analysis, interpretive drawing of geology, grade and mineralized envelopes in sections and plans should be completed. Initial metallurgical studies would also be conducted. The second phase drilling program is contingent upon the compiled results from the initial drill program.

Second phase drilling, provided that the first phase is successful, would target and expand on mineralized areas intersected in the first phase of drilling and should include both core and reverse circulation drilling. Core drilling provides a better sampling media and a better control for structural analyses, engineering and metallurgical studies, and on geology. The drilling program should include a rigorous QA/QC program which includes blanks, repeats, standards, paired assays and variance studies to ensure that sample preparation and analytical protocols are not adding unreasonable variance to assay data. More detailed feasibility and metallurgical studies would also be completed during this phase and include mineral speciation, mineral liberation/ recovery and waste stream evaluations.

The recommended budget for Phase I is US $517,000. The recommended budget for Phase II is US $2,141,000. If feasibility studies conducted as part of Phase II indicate the economic viability of mining zones intersected in drilling, then mine development will probably require the construction of underground access to develop the claims.

Recommended Phase I Expenditures

                       Item                               Expenses in US$
        Drilling: Reverse Circ: 10 holes, 8400 ft @ $45/ft  $378,000
        Roads and sites                                     $  7,500
        Reclamation                                         $  8,500
        Bonding                                             $ 20,000
        Assays: FA/AA, 1680 samples @ $25                   $ 42,000
        Supplies: splitter, boxes, bags, etc.               $  5,000
        Geological Consultants 1 @ 2 months @ $8000/mo      $ 16,000
        Resource Estimate                                   $ 10,000
        Lodging, meals, expenses                            $  5,000
        Contingency +/- 5%                                  $ 24,600

                  TOTAL PHASE I RECOMMENDED EXPENDITURE     $516,600

Recommended Phase II Expenditures

                       Item
                                             Expenses in US$
          Drilling: Reverse Circ: 20 holes, 20000 ft @ $45/ft    $900,000
          Core-HQ-size: 10 holes, 10,000 ft @ $65/ft             $650,000
          Roads and sites                                        $ 15,000
          Reclamation                                            $ 18,000
          Bonding                                                $ 40,000
          Assays: FA/AA, 6000 samples @ $25                      $150,000
          Supplies: splitter, boxes, bags, etc.                  $ 20,000
          Geological Consultants 3 @ 4 months @ $8000/mo         $ 96,000
          Resource Estimate and Engineering Studies              $100,000
          Lodging, meals, expenses                               $ 50,000
          Contingency +/- 5%                                     $101,950

                  TOTAL PHASE II RECOMMENDED EXPENDITURE       $2,140,950

      The foregoing recommended expenditures are estimates devised by our consulting geologist. We have no way of predicting, at this time, whether these estimates are too high or too low. We have simply come up with these estimates in order to give a prospective exploration program partner or joint venturer an initial idea of what it might be looking at spending on any such program(s).

Phased Exploration Plan and How the Results of Prior Phases Will Determine Whether to Proceed with Further Phases.

Surface exploration work is conducted first, with the purpose of generating valid drilling targets. Prospecting work is done on the ground by a field geologist to identify areas with high metal content and showing the signs of hydrothermal alteration. These data are then compiled on to maps and a report is prepared. Meetings with the geologist, project manager, property owner and the joint venture partner would then be held. If the decision is made to conduct the drilling program, a budget is set up and then managed and administered by the project manager.

Drilling is the most effective way to locate the suspected mineral deposits that could occur beneath our claims. Samples of the drill cuttings are collected for each 5 foot to 10 foot drill interval. These samples are labeled as to hole number and depth and stored in plastic or cloth bags. In addition, a small reference sample of each 10 foot interval is placed in a chip tray with several compartments. The drill cuttings are carefully logged by a geologist and a description of each drill hole is prepared. This description includes the rock type and any evidence of mineralization or hydrothermal alteration. Based on this inspection, promising samples are selected for assaying and submitted to a certified commercial laboratory. All available information is then reviewed by the geologist. Particular attention is paid to any promising assays, the depth of any mineral deposits and the potential size of the deposit. A report is then prepared which discusses the potential mineral deposit, the risks involved and additional recommended work. If drilling is recommended the drill sites, the footage and estimated costs are also included. Another meeting with all the involved parties is then held and a decision would be made as to whether or not Phase II drilling, or other additional work, would be conducted.

The determination as to whether to proceed with further phases upon the completion of each phase will be made by those persons financing the same.

Locating an Exploration Program Joint Venturer or Partner and Plan to Contract with such Joint Venturer or Partner.

Our plan to contract with a mining company or mineral exploration partner, upon completion of the forgoing work sequences, includes:

* An investigation of mining and mineral exploration companies, which are currently operating in the general area of our mineral claims. This investigation may include the use of industry databases, as well as the investigation of governmental records and industry experts. We do not expect this cost to exceed $2,500.

* Initial discussions with those potential mineral exploration company partners as determined from our investigation. We do not expect this cost to exceed $5,000.

* Contract negotiations with an interested mineral exploration partner. We do not expect the costs, legal or otherwise, to exceed $10,000. Though no formal agreement exists between us and our current officers and directors, our current officers and directors have agreed to fund the costs of such plan to the extent that these costs do not exceed $25,000. If we are able to contract with a mineral exploration company, we anticipate that all expenses for exploration and possible exploitation of our mineral claim properties will be borne by the mineral exploration company and not by us. In return, we would receive a royalty fee based on a percentage of the proceeds from the sale of those minerals the mining or mineral exploration company may recover from our properties.

It is noteworthy that even if we were to complete a successful mineral exploration program and we successfully identify a mineral deposit (something to which there can be no assurance whatsoever), we will nonetheless have to obtain substantial additional funds from a joint venture partner in order to undertake further drilling and engineering studies (i.e., development) to determine if that mineral deposit does in fact have commercial viability and if so, how the same can be extracted through an actual mining extraction program. In short, there are three phases to mining: exploration, development, and extraction. Accordingly, if in fact we embark upon and undertake a successful exploration program, we will still be required to complete the second phase, namely, that of "developing" the claims in order to determine if it is commercially feasible to embark upon the final phase, namely, actual mineral extraction.

We are unable to make any guarantees that:

* we will be able to identify and negotiate an arrangement with a mining or mineral exploration company within the next twelve to eighteen months,

* our mineral claim properties will be found attractive to a prospective mining company partner,

* we will be able to attract sufficient outside funding or financing necessary to undertake and complete an exploration program, or

* if commercial quantities of mineralization is found after an exploration program is carried out, that our properties would produce any saleable minerals or metals that would result in our receiving any income.


While we believe that such opportunities can be investigated, reviewed and consummated for minimal costs, we cannot give any assurances that related costs will be minimal or that we can ultimately afford them or, that our officers, directors or significant shareholders will agree to continue to make the continued equity investments necessary to do so.

Time Frame Involved in Investigating and Negotiating a Contract with a Joint Venture Partner.

We do not know and have no way of knowing the anticipated time frame involved in which our management will investigate each prospective or potential joint venture mineral exploration partner, let alone how long it would take each of them to investigate us or negotiate a contract with us. As we have repeatedly stated in this document, we intend to approach large mining companies that have, or have had, the funding to finance exploration in the United States or which have otherwise done mineral exploration work in Utah and the surrounding states. Among other places, part of this information is available through the Rocky Mountain Mineral Law Foundation headquartered in Colorado and also, the Utah Mining Association headquartered in Salt Lake City, both of which have websites. We do not think it appropriate to identify them by name in this document and without their written consent. Having said this, we believe that a potential joint venture candidate will probably spend more time investigating us than we will spend investigating them. Accordingly, we would have no way of predicting how long investigating us and our mineral claim properties would take for each individual and potential joint venture mining partner we intend to approach nor would we have any way of predicting how long it would take to negotiate any kind of contract with each such individual and prospective joint venture mining partner. This would of course depend on them as much or more as us and it would also depend on how much of a hurry they would be in to complete an agreement with us.

Our "Day-to-Day" Operations.

With respect to our "day to day" operations, we have no employees or formal office facilities. Our officer and directors have other full time employment or engagements, all as stated elsewhere in this document. They will therefore NOT be devoting their full time and energy, on a daily basis, to our Company or the completion of our Business Plan. We can say, however, that completion of, and carrying out, our Plan of Operation involves reliance on other experts and we expect to line up and hire, as necessary, whatever experts are needed to complete our Plan of Operation and our various work sequences. To the extent that this requires us to make a phone call or two at least every day, and otherwise follow up with people, we will do that. To the extent it requires more, we are committed to doing that also, even if it is on a daily basis. At some point, we will be waiting for prospective mineral exploration partners to get back to us on their evaluation of our mineral claims or what more information that they need or want from us in order to make an informed decision about us and our mineral claims. When that is the case, there will be little we can do "day to day," other than to wait for those tasks to be completed by them, circumstances that will largely be beyond our direct control. We will also have to wait for prospective joint partner candidates to "get back to us" while they are reviewing materials we will have provided them. If and when we are waiting for such persons "to get back to us," there is little that we will be able to do on a "day to day" basis.

Employees.

We have no employees. Our officers and directors serve our company without receiving a salary. However, from time to time as appropriate, they may receive expense reimbursements and possible stock options. Though we have no formal written agreement in place, our office space and administrative support is provided by Mr. George Christopulos, our Chairman of the Board, President, and CEO out of his home. Other than those costs and expenses previously discussed, we do not plan on any significant expenditures for new projects of any sort within the next twelve to eighteen months.

Future Need to Obtain a Mineral Exploration Permit from DOGM.

In the event that we obtain the mining partners or joint venturers necessary to engage in a mineral exploration program, we, or our partner(s), we will have to incur the added expense of going through the state regulatory process necessary to obtain the requisite mining exploratory permits. We do not at this time know the cost of going through the permitting process; however, based on our legal counsel's discussions with the Utah Department of Oil, Gas & Mining (DOGM), we do not believe this cost would be substantial. We would hope that any exploration partner or joint venturer we enter into business with will have gone through this process before and will thus have the staff, know-how, and other resources and capabilities to proceed through this process quickly and efficiently. The permitting process in this regard directly affects our Plan of Operation because it requires the expenditure of additional funds, funds in addition to those necessary to actually explore our mineral claims.

Item 3.  Controls and Procedures.

We maintain controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and the principal financial officer (or persons performing similar functions) concluded that our disclosure controls and procedures were effective. As a result of its evaluation, we have made no significant changes in our internal controls or other factors that could significantly affect the controls and other procedures already in place.

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter, we exhausted our cash reserves as a result of the expenses incurred by us over the last two years in getting our Form SB-2/A registration statement cleared by the Commission, an event that finally occurred on October 18, 2006. Pursuant to this registration statement, we have now disseminated the prospectus portion thereof (included in our seventh amended registration statement) to those shareholders of record in our former parent corporation as of March 5, 2004. The purpose for which we therefore filed our Form SB-2 registration statement has now been accomplished, that is, we have complied with the original Distribution Agreement with our former parent corporation, and we will now continue to file periodic reports with the Commission on a quarterly and annual basis. The only other Commission filing we must do in order to make ourselves "fully reporting" is to file a Form 8-A. We intend to do this within the next 30 days. Because we have depleted our cash reserves, our officers and directors and one other shareholder are in the process of investing $30,000 in us during our existing fourth quarter in exchange for the issuance of a total of 600,000 "restricted" shares. This investment will be at a price of $0.05 per share. Our Board of Directors has determined that, given that there is no trading or other market for our stock, this is a fair price per share under the current circumstances. This was the same price that "restricted" shares were previously issued to the same people in August 2004 in exchange for a $25,000 equity investment in us. These shares will be imprinted with a "restrictive" legend and will be subject to an investment letter. The proceeds resulting from this investment by our corporate insiders will be used for working capital and to continue to pay our reporting, legal and accounting fees, costs and expenses over the next 12 months or longer.
The securities exemption for this stock issuance to such four individuals is, or will be, the Section 4(2) and Utah state corollary exemption known as
Section 14(2)(n) exemption or, alternatively, the exemption provided in Rule 506 of Regulation D, a federal exemption that preempts state law and which does not require us to obtain a separate state exemption from registration.

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other information.

We are not aware of any other information that should be reported on this form.

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits

None. All Sarbanes-Oxley certifications are after the signature line at the end of this document.

(b) Reports on Form 8-K

None.
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   TINTIC GOLD MINING COMPANY
                            (Issuer)

Dated:  November 13, 2006
                                  /s/ George P. Christopulos
                                  ---------------------------------
                                  By:     George P. Christopulos
                                  Its:    Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  November 13, 2006

                                  /s/ George P. Christopulos
                                  ---------------------------------
                                  By:     George P. Christopulos
                                  Its:    President, Chief Executive Officer
                                          and CFO (Principal Accounting and
                                          Financial Officer)