Form 10QSB/A
period 2006-09-30
Tintic Gold Mining CO
filed 2007-03-21
CIK 1301839

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                          FORM 10-QSB/A-1

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
Yes [X] No [ ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     Class                          Outstanding as of November 6, 2006
-----------------                  ----------------------------------------
Common Capital Voting Stock,             1,509,643 shares
$0.001 par value per share

                     EXPLANATORY STATEMENT

We are amending this Quarterly Report on Form 10-QSB for the sole purpose of checking the "shell company" box on the first page, which the NASD recently requested that we do.

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

                   TINTIC GOLD MINING COMPANY
                            (Issuer)

Dated:  March 21, 2007
                                  /s/ George P. Christopulos
                                  ---------------------------------
                                  By:     George P. Christopulos
                                  Its:    Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 21, 2007

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