Form 10KSB
period 2006-12-31
Tintic Gold Mining CO
filed 2007-03-22
CIK 1301839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________ to _______

Commission File Number 333-119742

TINTIC GOLD MINING COMPANY

(Exact name of small business issuer as specified in its charter)

                Nevada                                                                         87-0448400

(State or other jurisdiction of                                               (I.R.S. Employer ID No.)

 Incorporation)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

Common Capital Voting Stock, $0.001 par value per share

(Title of Class)

Check whether the issuer is not required to file all reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB.

[X] The issuer is not aware of any delinquent filers.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes [X] No [  ]

State issuer's revenues for its most recent fiscal year:  $ N/A

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of the close of business on December 31, 2006, our fiscal year-end, and, as of the date of this annual report, the aggregate market value of our voting stock held by non-affiliates, an amount consisting of a total of 439,059 shares, was determined to be $21,953 or $0.05 per share.  This calculation is based on the fact that there is currently no public market for our shares and also, the fact that 600,000 “restricted” shares were privately sold in December 2006 at a price of $0.05 per share.

 (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the last practicable date:

March 19, 2007:  2,109,643 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes [  ]; No [X ].

NOTICE AND DISCLAIMER REGARDING

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein may be forward-looking statements that involve a variety of risks and uncertainties. In this regard, reference is made to the "Risk Factors" section below. Such disclosure purports or attempts to list and describe a variety of risk factors that we believe are material to a person investing or considering investing in us.

In light of the risks involved with or facing us, actual results may differ materially or considerably from those projected, implied or suggested. As a result, any forward-looking statements expressed herein are deemed to represent our best judgment as of the date of this filing. We do NOT express any intent or obligation to update any forward-looking statement because we are unable to give any assurances regarding the likelihood that, or extent to which, any event discussed in any such forward-looking statement contained herein may or may not occur, or that any effect from or outcome of any such forward-looking event may or may not bear materially upon our future business, prospects, plans, financial condition or our plan of operation.

TABLE OF CONTENTS

RISK FACTORS 4

Risk Factors Related to Our Mineral Claim Assets 8

PART I 10

ITEM 1.  DESCRIPTION OF BUSINESS 10

ITEM 2. DESCRIPTION OF PROPERTY 16

ITEM 3.  LEGAL PROCEEDINGS. 21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND    REPORTS TO SHAREHOLDERS.  22

PART II 22

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER  23

MATTERS. 23

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.  24

ITEM 7.  FINANCIAL STATEMENTS 37

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  53

ITEM 8A.  CONTROLS AND PROCEDURES. 53

ITEM 8B.  OTHER INFORMATION. 53

PART III 53

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.  53

ITEM 10.  EXECUTIVE COMPENSATION 55

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND        MANAGEMENT.  56

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR        INDEPENDENCE.  58

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K. 58

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES 59

SIGNATURES 60

RISK FACTORS

Any person investing or considering investing in the securities of Tintic Gold Mining Company, a Nevada corporation ("Tintic Gold," "Company,” “us,” or “we”) should consider the following material risks before investing in us. If any one or more of these risks occur, our business, results of operations, or financial condition may be significantly impaired or otherwise adversely affected. There may also be a concomitant adverse effect on the value of our securities and anyone investing or seeking to invest in our securities may lose part or all of his or her investment.

Investment in our securities should be considered highly speculative. We have no recent operating history and are subject to all of the risks inherent in a developing business enterprise.

Because our securities involve a high degree of risk, the reader is cautioned to carefully read this document in its entirety and to consider all of the factors and financial data that are disclosed in this document, in particular, the specific material risks described below.

1. EXPLORATION STAGE COMPANY/LACK OF RECENT OPERATING HISTORY MEANS THAT THERE IS NOTHING ON WHICH TO JUDGE OUR PROSPECTS FOR SUCCESS. From a mining industry standpoint, we are considered an exploration stage company. Since our 2004 inception in Nevada as a wholly owned subsidiary of Tintic-Utah, our former parent (all as explained further below), we have not actively engaged in any mineral exploration, mining or energy-related activities. Instead, all of our recent activities have been related to acquiring, from our former parent corporation, our existing mineral claims located in the Tintic Mining District of Juab County, Utah ("Mineral Claims"), and subsequently filing a registration statement with the Securities and Exchange Commission.  Such registration statement, which went effective on October 18, 2006, has enabled us to disseminate a prospectus in November 2006 and thereby distribute our shares to those persons who were shareholders of Tintic-Utah on March 5, 2004. Businesses that are starting up or in their initial stages of development present substantial business and financial risks and suffer significant losses from which they may not recover. We, as Tintic-Nevada or “Tintic Gold Mining Company,” a Nevada corporation, will face all of the challenges of a new business enterprise. Because we are in the exploration stage, there is little, if any, history on which to judge our financial condition or potential success. We, as such, have had no operating history as a mining or mineral exploration company; therefore, we are dependant on management for the implementation of our new business plan.

2. TO CARRY OUT OUR BUSINESS PLAN WE ARE REQUIRED TO RELY ON CONSULTANTS, OUTSIDE EXPERTS AND INDEPENDENT CONTRACTORS, WHICH SUBSTANTIALLY ADDS TO OUR COST OF DOING BUSINESS. Because our members of management are neither experienced nor educated in the mining industry, we will likely be required to rely on consultants, outside experts and other independent contractors in our efforts to implement our business plan. These stages will include staking, evaluation, permitting or licensing and assessment activities. If and when funding for these purposes becomes available, if it does, these stages will also likely include cleaning and dewatering old mine workings in order to conduct sampling and assaying, not to mention possible drilling in old shafts and stopes (i.e., underground lateral tunnels) in anticipation of locating favorable or prospective mineralization. Assuming we become financially able to initiate exploration activities, we will have to rely on others to perform such exploratory services, with all the inherent and attendant risks of employing others for important, if not dangerous, functions. No assurance can be given that we will be able to locate contractors with which we will work, within acceptable fee arrangements, or that these persons or entities will be competent. At the same time, no assurance can be given that such persons, if any, will have the experience and skill necessary to assist us in successfully executing and carrying out our proposed business plan and plan of operation. This is not to ignore that we may also be at risk for any violations of the law committed by those persons, their employees or any contractors we would use or hire to conduct staking, drilling, testing, and other exploratory work.

3. WE ARE NOT CURRENTLY ENGAGING IN ANY EXPLORATORY DRILLING ACTIVITY OF ANY KIND AND THEREFORE, THERE IS NO GUARATEE THAT WE WILL. AT THE SAME TIME, WE DO NOT INTEND TO ENTER INTO THE MINE MANAGEMENT BUSINESS. Currently, and

other than formulating an exploration plan or program as set forth in our Plan of Operation discussion below, we are not now engaged in any mineral exploration drilling activity of any kind on our claims. Furthermore, because of our current lack of funding necessary to engage in any test drilling activity, we have no immediate plans or other ability to implement and carry out any drilling activity on our own. At such time as we locate an exploration partner or joint venturer for such purpose, if we do, we will assume all of the risks and liabilities of any enterprise engaging in actual mineral drilling exploration activity, activity that is highly risky, expensive and inherently dangerous. In addition, current management, all of whom lack direct mining-related experience and training, do NOT intend to have us enter into the mine or mining management business.  If we engage in a business arrangement with an exploration partner or joint venturer for the implementation of a drilling exploration program on our claims, or, more specifically, the Emerald Mine, we will rely on other mineral exploration experts and their employees, advisors and consultants to carry out such a program.

4. NO ASSURANCE CAN BE GIVEN THAT A COMMERCIALLY VIABLE MINERAL DEPOSIT EXISTS ON OUR MINERAL CLAIMS. As disclosed further below, our only mineral property consists of the three Mineral Claims we currently own in fee simple (other than the surface rights and a 3% net smelter return retained by an individual named Chase Hoffman) located approximately 1/4 mile from the town of Mammoth, Utah.  These properties were acquired from our parent corporation on or about March 12, 2004. Because of the lack of recent exploratory or other activity and other meaningful or recent geologic information concerning our Claims, we can make NO assurance that a viable mineral deposit of any kind exists on our Claims. See the section below titled "DESCRIPTION OF PROPERTY."

5. DRILLING EXPLORATION ACTIVITY HAS SUBSTANTIAL INHERENT RISKS AND THEREFORE, THERE IS NO ASSURANCE THAT ANY DRILLING EXPLORATION ACTIVITY WE UNDERTAKE, IF WE DO, WILL BE SUCCESSFUL. Though we currently lack the partnership resources necessary to implement a specific drilling or earth disturbing exploration program on our claims, drilling exploration activity has many significant and inherent risks, any one of which may prevent ultimate success, not the least of which is the fact that significant mineralization may not be encountered. Not only is drilling exploration highly speculative and costly in nature, it is also hazardous and frequently or often nonproductive. Such risks may be considerable and may add unexpected expenditures or delays in overall plans. There can be no assurance that any drilling exploration activities we undertake, if and when we do, will be successful or fruitful or that our claims will have the type of favorable mineralization that would lead to further development.

Drilling exploration activity is also subject to a number of specific hazards including rock falls, subsidence, cave-ins, flooding and other weather conditions. Insurance for some or all of these hazards may be too expensive or not available. Exploratory drilling activities can also be affected by unanticipated changes in permitting requirements, environmental factors, changes in law, work interruptions, operating circumstances beyond anyone's control, lawsuits, unstable or unexpected ground conditions and other technical issues or problems.

6. WE CURRENTLY LACK A MINERAL EXPLORATION PARTNER TO FINANCE OR ASSIST US IN CARRYING OUT A DRILLING EXPLORATION PROGRAM ON OUR MINERAL CLAIMS. WE ALSO LACK SUFFICIENT CAPITAL TO CONTINUE INDEFINITELY AS A REPORTING COMPANY. FOR THESE REASONS, INVESTING IN OUR COMMON STOCK IS HIGHLY SPECULATIVE. We currently lack the capital resources to implement and carry out a full fledged drilling exploration program on our Mineral Claims, though we do have the capital resources to carry out our "work sequences" described below, which shall put us in a favorable position to search out and find a joint venture mineral exploration partner. Our business plan or Plan of Operation necessitates locating and “partnering up” with a mineral exploration partner to finance and oversee the exploration of our Claims for their possible favorable gold and zinc mineralization. We cannot provide any assurance that we will be able to obtain a joint venture partner willing to assist or finance us in completing a drilling exploration program, or, for that matter, that we will obtain future capital beyond what is necessary to maintain our reporting obligations, or if so, that the amount raised or obtained will be sufficient to establish us as a going concern. See Risk Factor No. 13 below.

We need a joint venture mineral exploration partner in order to obtain the necessary permits and to then explore our Mineral Claims. Currently, we do NOT have royalty interests in any mining production or properties. While we intend to vigorously seek a joint venture mineral exploration partner on an on-going basis, there can be no assurance that such sources or partners can or will be found, or that if available, the terms of such a partnership will be commercially acceptable to us.

While we can make no assurance that we will be able to locate a joint venture partner willing to oversee and finance the exploration of our Mineral Claims, it is noteworthy that the prices of precious metals have improved dramatically in the last 2 or 3 years. Furthermore, the EPA, which was conducting clean-up operations in the Eureka, Utah, area, approximately 3 miles from our Claims, will complete such operations over the next 2 to 3 years. We believe that these two factors greatly enhance the prospects of attracting a joint venture partner experienced in mineral exploration, certainly more than in recent years past, though no assurance can be made in this or any other regard.

The cost of becoming a reporting company is not insubstantial and the cost of continuing to file all necessary reports with the Commission and obtain the necessary audits and other accountings will continue to drain our capital reserves. Because we were running out of capital, in December 2006, we sold 600,000 shares to insiders and affiliates at a price of $0.05 per share, all as detailed further below.  This new infusion of investment capital has given us the funding to pay outstanding bills incurred in 2006 and to further finance our accounting costs and fees and thus, our reporting obligations into the near future.

7. MINERAL DRILLING EXPLORATION ACTIVITY INVOLVES REGULATORY AND ENVIRONMENTAL CONCERNS THAT WILL SIGNIFICANTLY ADD TO OUR COST OF DOING BUSINESS. Environmental and other government regulations at the federal, state and local level pertaining to our business and properties may include: (a) surface impact; (b) water acquisition and treatment; (c) site access; (d) reclamation; (e) wildlife preservation; (f) licenses and permits; and (e) maintaining the environment. Regulatory compliance in the mining industry is complex and the failure to meet and satisfy various requirements can result in fines, civil or criminal penalties or other limitations. Assuming that we acquire or obtain the money and funding necessary to implement a bona fide exploration program, we will be subject to regulation by numerous federal and state governmental authorities, but most importantly, by the federal Environmental Protection Agency (EPA), the federal Bureau of Land Management (BLM), and a host of comparable or corollary state agencies such as the Utah Department of Oil, Gas and Mining (DOGM). The failure or delay in obtaining regulatory approvals or licenses will adversely affect our ability to explore our Mineral Claims and otherwise carry out our business plan.

8. WE ARE DEPENDENT UPON OUR DIRECTORS AND OFFICERS AND THEREFORE, THEIR LOSS WOULD LIKELY HAVE AN ADVERSE MATERIAL IMPACT UPON US. At present, we are wholly dependent upon the personal efforts and abilities of our officers and directors, persons who served on and with our predecessor and prior parent corporation since 1981 and who exercise control over our day-to-day affairs. As set forth above and at such time as we exhaust our current capital reserves, we are also reliant upon these same officers and directors to financially support us in our reporting obligations. Though we will likely be able to maintain our reporting obligations over the next three (3) years, there can be no assurance that, in that time, we will succeed in finding a suitable joint venture mineral drilling exploration partner willing to explore our claims or any others that we might acquire in the future, or that our proposed Plan of Operation will, in that time, prove successful.  If we cannot carry out our business plan, we will be required to entertain or pursue another business course of action for the Company.

Though our current officers and directors lack experience and education in the mining or mineral exploration industry, we depend on them to continue us as a going concern and to pursue our Plan of Operation. Though our officers and directors are neither experts nor experienced in mineral exploration drilling activity and have never been employed by a mining or mineral exploration company, their individual loss would likely have a significant adverse impact on our future and our affairs, particularly when each of them owns a relatively large number of our shares. Nonetheless, we do not believe the loss of any of our officers and directors justifies the purchase of key man insurance, even assuming that we could afford it, which we cannot at this time.

9. NO TRADING MARKET CURRENTLY EXISTS FOR OUR STOCK AND BECAUSE WE CAN MAKE NO ASSURANCE THAT A TRADING MARKET IN OUR SECURITIES WILL EVER DEVELOP, PERSONS WHO INVEST IN OUR SECURITIES MAY HAVE A DIFFICULT TIME GETTING OUT OF THEIR INVESTMENT. Since our inception in March 2004, no market has existed, or presently exists, for our common capital stock. During February 2007, we applied to National Association of Securities Dealers, Inc. (NASD) for an Over-the-Counter Bulletin Board (OTCBB) symbol. If and when we obtain such a symbol, and assuming that we do indeed obtain such a symbol, we believe that the market price for shares of our common stock may likely be volatile and otherwise trade at a large spread between the bid and asked prices. To be sure, numerous factors beyond a company's control may have significant impact, from time to time, on the price of its common stock, with adverse consequences. Though our stock is not as yet trading, and no assurance can be made that it will, stock markets generally or often experience extreme price and volume fluctuations that can, and do, greatly affect the stock trading of "small capital" or Penny Stock companies such as ours. These fluctuations often are unrelated to the operating performance of the company itself. Further, in conjunction with existing economic and political conditions, all such factors and uncertainties, including others, may adversely affect the market price of our common stock.

10. WE CAN MAKE NO ASSURANCE THAT THERE WILL NOT BE FUTURE STOCK ISSUANCES THAT WILL DILUTE BOTH EXISTING AND EVEN FUTURE SHAREHOLDERS. It is not now known what stock issuances we might find advisable or otherwise be required to undertake in the future in order to attract a joint venture mineral exploration partner, stock issuances which, if they occurred, would substantially dilute existing shareholders. Further, such sales or issuances, if substantial, might also adversely affect our ability to raise additional equity capital in the future. In addition to the foregoing, a secondary public offering and consequent issuance of additional securities would also have a dilutive effect on the holdings of existing shareholders and would otherwise, more than likely, have a depressive effect on the market price of our common stock. Having said all this, we currently have NO plans at this time to engage in any public or secondary offering of our securities.

At such time as we are successful in implementing our Plan of Operation or we otherwise find an investor, partner, joint venturer or lender to undertake actual drilling activity on our Mineral Claims, it is almost certain that additional shares will be issued and that current shareholders will be substantially diluted. It is also possible that a reverse split of our shares will be effectuated in the future though there are NO plans whatsoever at the present time to undertake any such action and we are not presently aware of any circumstances that would dictate such a course of action.

The foregoing is not to ignore that when we issue “restricted” stock to insiders and affiliates in order to raise the cash necessary to pay our expenses and continue in our reporting obligations, such stock issuances have a dilutive effect on existing shareholders.  We have had two such stock issuances.  One occurred in August 2004 and more recently, in December 2006.

11. CURRENT MANAGEMENT'S LACK OF EXPERIENCE IN AND/OR WITH MINING AND, IN PARTICULAR, MINERAL EXPLORATION ACTIVITY, MEANS THAT IT IS DIFFICULT TO ASSESS, OR MAKE JUDGMENTS ABOUT, OUR POTENTIAL SUCCESS. Our current officers and directors have never been employed in any fashion or capacity in the mining industry. Also, no director or officer has an education or college or university degree in mining, engineering, geology or in a field related to mining. Our management thus lacks technical training and experience with regard to exploring for, starting, and/or operating a mine. With no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to mineral exploration, let alone the overall mining industry as a whole.  As a result, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our management's future possible mistakes, lack of sophistication, judgment or experience in this particular industry. See PART III, ITEM 9 below, titled “Directors, Executive Officers, Promoters and Control Persons.” As a result, if we do obtain the funding or other means to implement a bona fide mineral exploration program, such program will be implemented and carried out by joint venturers, partners or independent contractors who would have the requisite mineral exploration experience and know-how that we currently lack.

12. OUR CURRENT INABILITY TO SATISFY ANY DEBT INCURRED, OR TO BE INCURRED, BY THE COMPANY MEANS THAT WE CAN GIVE NO ASSURANCE OF CONTINUING

INDEFINITELY IN BUSINESS. We currently lack any ability to satisfy any debt that we may have to incur in the future. To the extent we do incur any necessary debt, we have no intention of mortgaging our Mineral Claims as collateral security on the same. We also have no history of operations on which anyone can determine whether we will have the ability to repay any debt.

13. BECAUSE OF THE START-UP NATURE OF OUR BUSINESS PLAN, OUR AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. Our auditors have expressed substantial doubt about our ability to continue as a going concern. Continuation of us as a going concern is dependent upon obtaining additional working capital for future planned activity.

14. OUR OFFICERS AND DIRECTORS ARE UNABLE TO DEVOTE THEIR FULL TIME AND ENERGY TOWARDS OUR BUSINESS AND AFFAIRS AND THEREFORE, OUR BUSINESS PLAN WILL LIKELY NOT PROGRESS LIKE IT MIGHT OTHERWISE WOULD. Our current officers and directors have other full time employment as more particularly disclosed in PART III, ITEM 9 below, titled “Directors, Executive Officers, Promoters and Control Persons.” As a consequence, they can only devote a minimal or nominal amount of time to us and our affairs.  These officers and directors intend to only devote between 1% and 10% of their monthly time and energy to our business and affairs. We suspect, though we are not certain, that this will involve no more than 5 or more hours per week of each officer and director's time. Much of the time spent will also depend upon how our business plan and our ability to attract interest in our Mineral Claims unfolds, something that cannot be predicted with any certainty or accuracy at this time.

15. NO ASSURANCE THAT OUR OFFICERS AND DIRECTORS WILL CONTINUE TO MAKE THE TYPE OF EQUITY INVESTMENT NECESSARY TO EITHER SUSTAIN US OR ENABLE US TO LOCATE A MINERAL EXPLORATION PARTNER/JOINT VENTURER. In August 2004, over a year and a half ago, our officers and directors and another individual made a $25,000 equity investment in us in exchange for 500,000 shares of “restricted” stock. In December 2006, these same persons invested another $30,000 in exchange for 600,000 shares of “restricted” stock.  While several thousand dollars of such money remains in our checking account, this money will likely NOT be sufficient to sustain us in our “reporting” obligations beyond the next year. Accordingly, our officers and directors will likely be making an additional equity investment in us when future working capital is needed, at least for the next 3 years. While this obligation to infuse more capital into us for 3 years from the date our registration statement on Form SB-2/A became effective, this obligation is not in writing.  Nonetheless, our officers and directors are committed to seeing if we can in fact attract a joint venture mining partner and therefore, we believe that we can rely on this representation until such time as our board determines that we are simply unable to attract a joint venture mining partner.

Risk Factors Related to Our Mineral Claim Assets

1. THE ABSENCE OF RECENT MINERAL EXPLORATION ACTIVITY ON OUR CLAIMS MEANS THAT WE HAVE LIMITED KNOWLEDGE OF WHAT EXPLORATION OCCURRED IN THE PAST AND WHAT MINERALIZATION EXISTS ON OUR CLAIMS. There have been no significant mineral exploration activities or operations on our Claims recently, except for limited assessment and exploration work performed during the late 1980's and early to mid-1990's by Centurion Mines Corporation and its successor, Grand Central Mining. While we are aware that significant exploration occurred at one time on our Claims, this activity, including the drilling of the Emerald Mine or Shaft, occurred as long as 80 or 100 years ago. We do not know for sure. The results of such efforts are thus largely lost, unknown and unaccounted for at the present time. Accordingly, much of these efforts will likely have to be repeated in the event that we engage in a mineral exploration program, repeated efforts that would only add to our exploration costs.

2. UNCERTAINTY OF DEMAND FOR TINTIC-TYPE, OXIDIZED ORE. Due to the development of modern hydrometallurgical processes, the absence of suitable smelters, and the availability of more cost-effective techniques, it is uncertain what the future level of demand will be for the type of oxidized mineralization present in the vicinity of our properties. Also, the amount it could cost to reopen and finance an exploration operation is likely to be dependent upon several factors. These include: acceptable price levels of the relevant metals; milling and smelting availability; fluctuations in market demand over time;

extent of competition with other companies; availability of acceptable construction costs; availability of acceptable labor costs; feasibility of obtaining economical housing facilities; manageable equipment costs; realistic capital costs; and the acceptability of other price and cost variables.

3. RELIANCE UPON ESTIMATES AND ASSUMPTIONS IS RISKY AND COSTLY BUT NECESSARY. Exploration stage mining companies, which are defined in Industry Guide No. 7 as companies engaged in the search for mineral deposits (reserves) which are not in either the development or production stage, use the evaluation work of professional geologists, geophysicists, and engineers to make estimates in determining whether to acquire an interest in property, or to commence exploration work. These estimates generally rely on scientific and economic assumptions, and in some instances may not be correct. The economic viability of a property cannot be determined until extensive exploration work has been conducted and a comprehensive feasibility study performed. This work could result in the expenditure of substantial amounts of money on a property before it can even be determined whether or not the property contains economically recoverable mineralization. No feasibility studies have been performed on our properties because considerable exploration work remains to be done. Moreover, market prices of minerals produced are subject to fluctuation, which may adversely affect the economic viability of properties on which expenditures have been made. We are not able to presently determine whether or not, or the extent to which, such risks may adversely affect our strategy and business plan.

4. UNCERTAINTY OF TOPOGRAPHICAL EFFECT ON EXPLORATION COULD ADD TO EXPLORATION COSTS. Our properties are located on the top of a hill approximately 1/4 mile from the city limits of Mammoth, Utah. Because the surface of the land has some topographic relief, any inaccessibility could affect the location of drilling sites and shafts, as well as the construction of industrial facilities. It also could require that additional exploration or drilling on the property be accessed below ground, though we do not believe this is likely. These outcomes are uncertain at present, and we cannot provide assurances that they will not have a materially adverse effect on the ability of us or a third-party business partner to conduct mineral exploration activities.

5. UNCERTAIN CONDITION OF MINE WORKINGS COULD SIGNIFICANTLY ADD TO EXPLORATION COSTS. Other than the Emerald Shaft or Mine mentioned below which contains an old head frame, there are no other surface mine shafts or usable head frames on our property. Moreover, the underground workings have been inactive for many years due to the absence of significant exploration activities on our properties since the 1930's and 1950's. Considerable cost would be incurred to recondition shafts, drifts, tunnels, winces and other workings, to the extent they exist, as well as to re-equip hoisting bases and framework. It is uncertain whether and to what extent the workings themselves, as well as any rehabilitation of them, could expose us to significant environmental and safety concerns. If so, remediating these concerns could require expending an uncertain amount of funds to render the workings safe, acceptable, and environmentally sound. No assurance can be made that we will have sufficient capital to absorb these costs and expenses, costs and expenses that could significantly add to any exploration costs.

6. SUBSTANTIAL LIKELIHOOD THAT OUR CLAIMS DO NOT CONTAIN ORE OR RESERVES (OR SUFFICIENT ORE OR RESERVES TO JUSTIFY A DEVELOPMENT PROGRAM). We do not know, and have no way of predicting, whether, upon the completion of any drilling exploration program, ore or reserves will be found. As with any mineral exploration endeavor, we believe that there is a high probability or likelihood that that the discovery of commercial quantities of ore or reserves on our claims is remote, even considering that ore may have been found on our Claims 80, 90 or 100 years ago when 1,800 tons of material were removed. If so, or if such is determined upon completion of a drilling exploration program, any funds spent on exploration will be lost.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Corporate History.

Tintic Gold Mining Company, a Nevada corporation ("Tintic-Nevada", “Company,” "we" or "us"), was originally formed as a wholly owned subsidiary of Tintic Gold Mining Company, a Utah corporation ("Tintic-Utah"). We were organized and incorporated under the laws of the State of Nevada on March 8, 2004, as required by the terms of a certain Distribution Agreement between us and Tintic-Utah dated March 12, 2004.  This agreement was entered into for the purpose of acquiring all of Tintic-Utah's mineral claim properties and related assets, including its remaining cash after payment of related expenses. As a result, we are the owner of the subsurface mineral rights previously owned by Tintic-Utah, on approximately 44 acres of land located in the Tintic Mining District of Juab County, Utah, near the town of Mammoth, Utah, property that our predecessor or parent corporation had owned since 1933 and which was conveyed to us by Special Warranty Deed on March 18, 2004, copy of which was attached as Ex. "10.1" to our original Form SB-2 registration statement.

Our predecessor, Tintic-Utah, was incorporated on June 14, 1933 as a Utah corporation, and was, until the effective time of its 2004 merger discussed below, a mineral resource and exploration company. Under Industry Guide No. 7, it was classified as an exploration stage mining company. This is defined as a company engaged in the search for mineral deposits (reserves), which is not in either the development or production stage. Unfortunately, Tintic-Utah did not engage in any mineral exploration activities during the early 2000's, that is, at a time when it was a "reporting company" with the Commission and also quoted on the OTC Bulletin Board.  There are two reasons for this. First, the prices of precious metals were depressed and remained depressed during the early 2000’s, a fact which did not provide an investment or other financing incentive or opportunity for mineral exploration activities. Secondly, in the summer of 2002, after having conducted various contamination testing in the area since 2000 and 2001, the Environmental Protection Agency (EPA) declared the nearby Eureka, Utah, area as a "Super-Fund" clean-up site. Because of potential "clean-up" liability for contamination, Tintic-Utah was to discover that mineral exploration companies were not the least interested in spending the money necessary to undertake any mineral exploration activities of any kind until the EPA had completed its "clean-up" operations and gone after or pursued alleged "polluters." In fact, to our knowledge, there was virtually no mineral exploration or other mining activity whatsoever in the Tintic Mining District between 2000 and 2004. To be sure, the Trixie Mine, the only operational mine at this time in the District, a mine operated by Chief Consolidated Mining, was closed down. This negative trend now appears to have changed. Precious metals prices have substantially improved.  To be sure, as of the date of this report, gold is over $660 per ounce and silver is over $14 per ounce.  By contrast, the price of gold at the time Tintic-Utah was “reporting” was in the range of $250 per ounce and silver was in the range of $4.25 per ounce.  In addition to prices of precious metals improving substantially over the last 2 or 3 years, we are informed that the EPA will be completing its "clean-up" operations in Eureka, Utah, area over the next 2 years or longer; further, we are informed that the EPA has finished going after or pursuing alleged "polluters" in the Eureka area. We believe these changes of events make the investment environment more friendly or suitable for mineral exploration activities.

In spite of Tintic-Utah’s inability to attract investment capital or locate a mineral exploration program partner during the early 2000's, Tintic-Utah's management nonetheless continued to develop the company's long-term business plan to re-establish itself as an active business and to seek capital funds to operate and continue in business. As part of this long-term business plan, and because mineral exploration in the Tintic Mining District was at that time an impractical if not impossible endeavor, Tintic-Utah's management was authorized to entertain and negotiate with potential merger candidates who were not engaged in the business of mineral exploration and/or mining. Pursuant to this authority, Tintic-Utah acquired Kiwa, in exchange for its securities, as an operating company.  Tintic-Utah did so due to Kiwa’s experienced management and its potential for profitable growth. In doing so, Tintic-Utah acquired all the of cash and assets that were then owned and held by Kiwa and thus, Tintic-Utah obtained the capital and business prospects necessary to both operate and continue in existence in a profitable manner. Prior to the merger transaction with Kiwa discussed below, George Christopulos, Hugh Coltharp and Jack Coombs, our existing directors and officers, served as the directors and officers of Tintic-Utah.

The shares of common stock of Tintic-Utah, until the time of completion of the merger discussed below, traded on the OTC Bulletin Board under the symbol "TTGM." These shares now trade under the corporate name of “Kiwa Bio-Tech Products” and under the OTC Bulletin Board symbol "KWBT.OB."

Following the merger, stockholders of Kiwa became stockholders of Tintic-Utah. Selected executive officers and directors of Kiwa then became executive officers and directors of Tintic-Utah. Because Kiwa was in a totally different type of business and did not want to own or engage in mineral exploration activities, Tintic-Nevada was formed for the purpose of conveying Tintic-Utah's mineral claims into it and effectuating a spin-off of shares, the very subject of our registration statement on Form SB-2/A, all as further explained below.

The patented Mineral Claims that we received on March 18, 2004, under the Distribution Agreement with Kiwa, are located within the historic Tintic Mining District (organized on December 13, 1869) in Juab County, Utah. These Mineral Claims were part of a once-thriving mining district with worldwide acclaim. In 1979, the Tintic Mining District was listed in the National Register of Historic Places.

Our predecessor corporation, Tintic-Utah, had been authorized to conduct business in Utah and has conducted business in Utah since 1933. It owned our existing patented Mineral Claims since 1933, properties that had been acquired from the Emerald Mining Company. These properties are owned free and clear of any lien or encumbrance other than the fact that a prior director from some-25 years ago, Mr. C. Chase Hoffman, owns the surface rights. Mr. Hoffman also retains a 3% net smelter return interest on any mineral production, if any ever occurs.

None of our officers and directors has been involved in any bankruptcy, receivership or similar proceeding and none is involved in any litigation that would have any direct or indirect impact or bearing on us or our business. Considering that we were incorporated in March 2004 to receive Tintic-Utah/Kiwa's mineral claim assets and implement the terms of the Distribution Agreement with Kiwa, there has been no material reclassification, consolidation, merger, or purchase or sale of any significant amount of assets.

Presently, we have no operations other than our operations necessary to complete the terms and conditions of the Distribution Agreement. Since incorporation, our primary business activity to date has been to complete our Form SB-2 registration statement with the Commission and distribute our securities to the March 5, 2004 shareholders of Tintic-Utah, something we accomplished late last year.

The March 12, 2004 Merger or Reorganization with Kiwa.

On March 12, 2004, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 11, 2004, by and among Tintic Gold Mining Company, a Utah corporation ("Tintic-Utah"), TTGM Acquisition Corporation, a Utah corporation and wholly-owned subsidiary of Tintic-Utah ("Merger Sub"), and Kiwa Bio-Tech Products Group, Ltd., a privately-held British Virgin Islands ("BVI") corporation ("Kiwa-BVI"). Merger Sub merged with and into Kiwa-BVI with Kiwa-BVI surviving as a wholly-owned subsidiary of Tintic-Utah (the "Merger"). Each share of Kiwa-BVI common stock was converted into 1.5445839 shares of Tintic-Utah's common stock, resulting in Tintic-Utah issuing an aggregate of 7,722,919 shares of its common stock to the former shareholders of Kiwa-BVI. Tintic-Utah also assumed Kiwa-BVI's outstanding stock options. The Merger resulted in a change of control of Tintic-Utah, with former Kiwa-BVI shareholders and optionees owning approximately 89% of Tintic-Utah's common stock on a fully diluted basis immediately following the closing of the Merger. A copy of the Merger Agreement is attached to our third amended registration statement on Form SB-2/A as Exhibit 10.2 and is available for review on the Commission's Edgar database. The Merger Agreement sets forth the terms and conditions of the merger transaction between the two companies that closed on March 12, 2004.

Upon consummation of the Merger on March 12, 2004, Mr. Wei Li was appointed as Chief Executive Officer and Chairman of the Board of Directors of Tintic-Utah and Mr. Da-chang Ju was appointed as a director. Mr. George Christopulos resigned as Chief Executive Officer, President, Chief Financial Officer

and Chairman of the Board. On or about March 27, 2004, upon compliance with Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 thereunder, Jack Coombs and Hugh Coltharp resigned from the Board of Directors and Lian-jun Luo, James Nian Zhan and Yun-long Zhang were appointed as directors. No agreements existed among present or former controlling stockholders of Tintic-Utah or present or former members of Kiwa-BVI with respect to the election of the members of Tintic-Utah or Kiwa's board of directors, and to our knowledge, no other agreements existed which might have resulted in a change of control of Tintic-Utah.

On March 15, 2004, Tintic-Utah changed its corporate name from "Tintic Gold Mining Company," a Utah corporation, to "Kiwa Bio-tech Products Group Corporation" ("Kiwa"). During the later part of 2004, Kiwa changed its domicile from Utah to that of Delaware.

For more information in this regard, interested persons should look up and review Kiwa's public filings on the Securities and Exchange Commission's database known as EDGAR.

Reasons for the Merger

In early 2004, Tintic-Utah's management was presented with the opportunity to merge or reorganize with Kiwa Bio-Tech Products, Ltd. ("Kiwa-BVI"), a company engaged in the agri-products business in the People's Republic of China. At the time, Tintic-Utah was running out of capital. Upon review of Kiwa-BVI and its business activities and affairs, including its management's resumes, business plan, products and services, and industry niche, Tintic-Utah's management believed that a merger or business combination transaction with Kiwa-BVI would provide an opportunity to enhance Tintic-Utah's shareholder value. Tintic-Utah's management found many factors of the Kiwa business plan attractive, including but not limited to the following:

Kiwa-BVI was represented as a development stage company that develops, manufactures, distributes and markets innovative, cost-effective and environmentally safe bio-technological products for agriculture, natural resources and environmental conservation. Kiwa-BVI's products were represented as designed to enhance the quality of human life by increasing the value, quality and productivity of crops and decreasing the negative environmental impact of chemicals and other wastes.

In 2002, Kiwa-BVI and its predecessor entities chartered Kiwa Bio-Tech Product (Shandong) Co. Ltd. ("KIWA-SD"), a wholly-owned subsidiary organized under the laws of China, as its offshore manufacturing base to capitalize on low cost, high quality manufacturing advantages available in China. In October 2003, Kiwa-BVI completed Phase I construction of its state-of-the-art manufacturing facility. In November 2003, Kiwa-BVI began shipping its first commercial product, a bio-fertilizer, to the agricultural market in China. Kiwa-BVI was represented as working on existing product improvement and new product development while it continued its three-phase facility build-up.  While Kiwa-BVI was basically a start-up company, by the time negotiations had occurred with Tintic-Utah, it had had at least $50,000 in sales.

Effect of the Merger

As a condition of the Merger, we, that is, Tintic-Nevada, were formed for the purpose of conveying Tintic-Utah's mineral claim rights and interests to us, its Nevada subsidiary (an act which occurred on March 18, 2004). This conveyance was done in exchange for the issuance of a total of 1,009,643 shares of our stock.  This stock was physically issued or registered in certificate form in the name of Tintic-Utah as of March 5, 2004.  This stock certificate was signed over by Tintic-Utah and signature guaranteed and was held by our stock transfer agent, Cottonwood Stock Transfer located in Salt Lake City, Utah, for the benefit of Tintic-Utah’s shareholders. Through the Distribution Agreement we had entered into with our former parent corporation, Tintic-Utah, it was our intention to physically effectuate the distribution of those shares to the shareholders of Tintic-Utah immediately following the effective time of a registration statement registering the shares covered thereby (the "Spin-Off"). The purpose of, or rationale for, the Spin-Off is based on Tintic-Utah, now Kiwa, taking a different business direction and no longer either needing or wanting our Mineral Claims, not to mention any environmental liability that might have been associated with them. This Spin-Off transaction was registered with the Commission on Form SB-2/A under provisions of, and in compliance with, the Securities Act of 1933. The Distribution Agreement dated on or about March 12,

2004, by and among Tintic-Utah (Kiwa's predecessor in name), Tintic-Nevada, and their directors and officers provides that no shareholder of either Tintic-Utah and/or Kiwa, who acquired their shares in either entity AFTER March 5, 2004, could participate in the Spin-Off. In other words, only shareholders of record of Kiwa (Tintic-Utah) as of the record date of March 5, 2004 would be (and were) entitled to receive shares in the Spin-Off.

CURRENT STATUS OF TINTIC-NEVADA.

In addition to being defined in Industry Guide No. 7 as a mineral exploration company, we are also defined under Commission rules and regulations as a “Small Business Issuer.”  This is an issuer that has revenues of less than $25 million, is a U.S. or Canadian issuer and is not an investment company.  We are also subject to the Sarbanes-Oxley Act of 2002.  This Act was enacted to curb auditor abuses and strengthen auditor independence.  It also institutes certain steps to make senior members of management more directly responsible for the content and accuracy of a company’s financial reporting.

On December 21, 2006, we filed a ’34 Act registration statement with the Commission on Form 8-A.  This act registered our securities under Section 12(g) of the Securities Exchange Act of 1934.  As a result, we are required to comply with “the proxy rules” as set forth in Regulation 14A.  For example, if we call a special or annual meeting of our stockholders, we are required by law to provide our stockholders with the information set forth in Schedules 14A or 14C of Regulation 14.  Preliminary versions this information must be filed with the Commission at least 10 days prior to the date that final or definitive copies of these materials are forwarded on to our stockholders.

As a reporting company, we are required to regularly file, with the Commission, annual reports on Form 10-KSB and quarterly reports on Form 10-QSB.  In the event certain material events occur, the law requires us to timely report any such events on a Form 8-K.

We have not been involved in any bankruptcy, receivership or similar proceeding; and, other than in the ordinary course of business, there has been no material reclassification, consolidation, merger, or purchase or sale of any significant amount of assets. None of our officers and directors or majority shareholders has been involved, directly or indirectly, in any bankruptcy or insolvency proceeding and none is involved in any litigation that would have any direct or indirect impact or bearing on us or our business.

Executive Offices.

Our executive or principal offices are located at 3131 Teton Drive, Salt Lake City, Utah 84109.

No Subsidiaries or Related Companies.

As of December 31, 2006, we did NOT have any subsidiaries or related companies or entities. None of our officers or directors currently serves on the board or otherwise act as officers of any other company, partnership or limited liability company engaged in mining or involved in the mining business.

No Joint Venture Arrangements at the Present Time.

We have neither entered into, nor participate in, any joint venture arrangements nor do we have any plans, at the current time, to engage in any joint venture with any particular person or party.

No Patents, Trademarks, Licenses or Franchises.

We do NOT own any patents, trademarks, licenses, franchises, or concessions, except for patented mining claims granted by the government to private landowners.

No Royalties.

We do not currently received royalties from mining activities or any other activities.

Long-Term Goals and Objectives.

Our long-term business goal has been focused on advancing the exploration of our Mineral Claims. Our intermediate objectives for advancing this goal have been two- fold: First, we have sought to re-establish ourselves as an active business operation by completing our registration statement with the Commission on Form SB-2/A, a task that we completed on October 18, 2006, after two years of going through the review process.  Accomplishing this preliminary goal, which took over two years, has been met in that we are now a fully "reporting company" and have otherwise obtained audited financial statements. To accomplish the second of these objectives, we have sought, and continue to seek, a joint venture business partner willing to finance the exploration of our Mineral Claims.

Over the last two years we have been focused almost exclusively on accomplishing the first of these intermediate objectives. Having completed that objective, we are now better able to more specifically determine the necessary short-term plans and strategies best suited to accomplishing the second of our intermediate objectives. This will require entering into strategic alliances or partnerships with others having greater capital resources and experience in mining. Reference is made to our Form SB-2/A-7 registration statement filed with the Commission on October 6, 2006, a document that further explains our plans and objectives in greater detail.

Business Plan.

For a detailed discussion of the second objective of our long-term goals, namely, the pursuit of a bona fide exploration program on our Mineral Claims, reference is made to our Part II, ITEM 6 below titled “Management's Discussion and Analysis or Plan of Operation.”

Seasonability.

Our business is not seasonal in nature except to the extent that weather conditions at certain times of the year may affect access to our Mineral Claims.

No Customers or Suppliers.

We do not provide any goods or services at this time. As such, we do not have any customers or suppliers.

Governmental Regulation and Environmental Concerns.

Though we are currently NOT operating any mining assets and currently lack the capital to operate any mining assets in the immediate future, management believes it is important to be familiar with mining rules and regulations as they would affect or pertain to our Mineral Claims. The mining industry is subject to extensive and developing federal, state and local laws, rules and regulations relating to the exploration for, development, mining and production of precious metals, as well as other environmental and safety concerns. Legislation affecting the mining industry is under constant review for amendment and expansion, frequently increasing the regulatory burden. This is particularly true in the Tintic Mining District where lead, a substance highly toxic to humans, is present. Numerous agencies, federal, state and local, have issued rules and regulations applicable to the mining industry, some of which carry substantial penalties for failure to comply. Various laws, rules and regulations require permits for exploratory drilling and the maintenance of bonding requirements in order to conduct mining activity on a variety of scales. Such rules and regulations also regulate the spacing and location of mine shafts and provide requirements for surface use and restoration of land on which drilling activity is undertaken, the plugging and abandoning of shafts or holes, the prevention of waste and water pollution and the prevention and cleanup of pollutants. These departments and agencies often require periodic reports on exploration, development and production and other matters. Such laws and regulations have generally become more stringent in recent years, often imposing greater liability on an ever-larger number of potentially responsible parties. We are also subject to laws, rules and regulations covering occupational safety and health matters. Because the requirements imposed by such laws and regulations frequently change, we are unable to predict the ultimate cost of compliance with these various requirements. The regulatory burden on the mining industry increases its costs of doing business and, consequently, affects not only its profitability but its ability to obtain financing or raise equity. Reference is made to the subsection in Item 2 below titled “Government Regulation/Obtaining Necessary Permits to Conduct Exploration Activities,” which briefly outlines the exploration and mining permitting process in Utah. In the interests of not avoiding repetition, we do not repeat this disclosure here.

Some risk of costs and liabilities related to environmental, health and safety matters is inherent in the mining industry as a whole. As set forth in the Risk Factors section listed above, in the event that we undertake exploration of our Mineral Claims, we put ourselves at risk to incur significant and substantial costs and liabilities.

To the extent we ever commence actual exploratory operations, we will be subject to regulation by numerous federal and state governmental authorities. The most significant will be the federal Environmental Protection Agency (EPA), the Bureau of Land Management (BLM), the Occupational Safety and Health Administration (OSHA), and comparable or corollary state agencies. If we do not comply, meet or satisfy the various rules and regulations promulgated by these regulatory authorities, we would be exposed to fines, bars or other significant penalties. To date, we have not been ordered or required to spend anything on compliance with environmental laws because we are not currently operating any mining assets. Our Mineral Claims were leased to other mining companies in the 1980's and 1990's but, other than assay work, no exploratory mining activity was undertaken. At the same time, however, there are no significant mineral tailings on our mineral claims to the knowledge of management and therefore, to the extent that either the EPA or a corollary Utah state agency adopts or implements a program in the Mammoth area requiring the clean-up of any left-over environmental hazards, we would not expect such to materially affect us or our affairs.  This is also because, having only been in existence since 2004, we are not the same entity that may have contributed to, or caused, any environmental hazards between the 1930’s and the 1990’s.  This gives us a legal argument to rely on as a defense to any clean-up action against us, though we can make no assurance that we would prevail with such an argument.

Competitive Position.

We have no competitive economic position in the mining industry as no mineral production has ever been realized. To date, there has been no mining activity on these properties other than the exploratory holes drilled in the past and mentioned in further detail below, all with inconclusive results. Furthermore, we have not received revenue from our mineral rights for the last several years since the lease we once had with Centurion Mines Corporation and its successor-in-interest was terminated.

Mining companies of all calibers compete to obtain favorable mineral claim properties and to evaluate prospects for drilling, exploration, development, and mining. Naturally, we face competition from other similarly situated junior mining companies similarly interested in acquiring mineral claims worthy of exploration for favorable or prospective gold, zinc, silver, copper and other mineralization, companies that have substantially more capital or access to the capital markets than we do. This includes other mining companies either operating, or considering operating, in the Tintic Mining District or who own or control properties within the Tintic Mining District of Juab County, Utah, where our Mineral Claims are located.

We are unable to ascertain the exact number of competitor companies, or whether or when such competitors' competitive positions could improve.

Business Offices and Administrative Support.

Mr. George Christopulos provides office space and the necessary administrative and clerical support for the corporate affairs of Tintic-Nevada without any cost to us.

Employees.

We have no employees and our current officers and directors serve without established compensation. Should we succeed in obtaining sufficient working capital, we may contract for the services of 1 or 2 part-time employees, and we may also enter into contractual arrangements with 1 or more consultants. We may contract with consultants from time to time, depending upon the circumstances and whether such a course of conduct is warranted. Any consultants retained by us shall be considered independent contractors who it is not anticipated will be able to bind the Company in any way as an agent of the Company.

No Present Agreements with any Consultant.

We currently have no agreement with any consultant. This does not mean that we will not explore the possibility of hiring or retaining a consultant(s) or other expert or professional in the future to assist us in our search for a mineral exploration partner, acquisition or funding candidate. As of the date of this document, we have also been in no discussion with any such individual or company for such purpose.

 Transfer Agent.

Cottonwood Stock Transfer Corporation, with its new location at 4455 South 700 East, Suite 200, Salt Lake City, Utah 84107, phone no. 801-266-7151, is our stock transfer agent.  It has acted as the agent for the distribution of our shares and has delivered certificates for our common stock to all shareholders of Tintic-Utah common stock as of March 5, 2004, who did not receive their common stock in Kiwa as a result of the reverse acquisition by and between Kiwa and Tintic-Utah and who also had “good addresses.”  For a description of the rights pertaining to our common stock, reference is made to PART II, Item 5 below titled “MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.”

ITEM 2. DESCRIPTION OF PROPERTY

Description of Our Mineral Assets and Property Acquired as a Result of the 2004 Merger.

As contemplated in Industry Guide 7(b), our mineral claim property consists of three (3) patented mining claims located in the Tintic Mining District of Juab County, Utah, between a quarter and a half a mile from the city limits of Mammoth, Utah, approximately 90 miles south of Salt Lake City. The mineral claims can be accessed through the town of Mammoth, Utah. There is an unpaved, dirt road that goes up to the property from the town of Mammoth.

There are no conditions to our ability to retain title to the property other than our annual obligation to pay minimal property taxes to the Juab County Treasurer.

The rock formation and mineralization of existing or potential economic significance is described in detail in the section below titled "Type of Property/ Exploration, Development and Production History."

The work completed on the property, including the current state of exploration of the property and present condition of the property, is set forth in detail in the Plan of Operation section below.

We have no equipment or other infrastructure facilities, including power than can be utilized on the property, other than what is indicated in the Plan of Operation section below. This section also details our planned future exploration costs.

Our mineral assets and property are without known reserves and our proposed program is exploratory in nature.

For a view of our property, we have attached, in two PDF files, an Index Map and a Property Location Map as exhibits to this document.  These two maps show the actual location of our Mineral Claim properties.

Form of Ownership

Tintic-Nevada does not hold "unpatented" mining claims. (An unpatented mining claim is a parcel of property located on federal lands that the U.S. government continues to own, though it has granted the private party claimholder the right to explore and mine the claim.) Instead, we own patented mining claims. (A "patented" mining claim is land originally held as unpatented, to which the private-party claimholder has been conveyed fee simple title by the U.S. government, after meeting the federal patenting requirements.) The important distinction or difference in the type of mineral interest it represents is that the patent gives the claimholder full and complete ownership, outright, of the land on which the claim is located. In this case, however, a former officer and director named C. Chase Hoffman own the surface rights. Such rights were conveyed to Mr. Hoffman in 1980 in consideration for money Mr. Hoffman had advanced the Company over the years. Mr. Hoffman also retains a 3% net smelter return royalty interest in the event of any mineral production on the property.

The Effect of Regulatory Changes on Holding Unpatented Mining Claims

The U.S. Bureau of Land Management (BLM) promulgated new regulations in 1997 regarding hard rock unpatented mining claims (see 43 CFR 3809). Compliance with the 1997 regulations is both time-consuming and costly. Therefore, Tintic-Nevada does NOT intend to purchase or locate any unpatented claims, but instead, to concentrate its exploration activities on its own privately-held land and perhaps on land that, at some point in the future, it may decide to acquire, including but not limited to a possible Utah state mineral leasehold of some kind. Management believes that these BLM regulations will have little or no effect on our activities.

Type of Property/ Exploration, Development and Production History

Our three (3) patented mineral claims are lode claims. (Such claims contain deposits of minerals, in this case, gold and zinc in solid rock. A placer claim, on the other hand, is a deposit of sand and gravel containing valuable minerals.)

Our mineral claim property, which our predecessor, Tintic-Utah owned since 1933, lies within the Central portion of the Main Tintic Mining District, Juab County, Utah, approximately 90 miles south of Salt Lake City. The property is bounded on the north and east by the Centennial Eureka, the Grand Central, and Mammoth mines, and on the south and west by the Empire Mines property. The property consists of three (3) patented lode mining or mineral claims known as the Emerald, Ruby and Diamond Lode Mining Claims. These claims embrace a portion of Sections 19 and 30, Township 10 South, Range 2 West and Sections 24 and 25, Township 10 South, Range 3 West, Salt Lake Base and Meridian, bearing Mineral Survey Number 188, and together designated as Lot No. 224, more particularly described in the patent recorded at Book 60, Page 406, of the records of Juab County, Utah. These properties comprise an area of approximately 44.43 acres. These claims cover an area 3,000 feet north-south and 550 to 900 feet east-west.

Structurally, these properties lie along the west flank of the northward plunging asymmetric trough of the Tintic syncline. Beds strike approximately due north and dip steeply to the east. Surface exposures show the predominant rock type to be Ajax Dolomite of Cambrian Age. The central portion of the property is cut by the trace of the northeast striking Emerald-Grand Central fault. The east-west striking Sioux-Ajax fault zone is inferred to cut through the property and could intersect the northeast structure within the boundaries of the property. Due to soil cover, their exact position cannot be readily determined.

The property is located on the outcrop of the Ajax limestone. This has been one of the most favorable ore-bearing formations of the Main Tintic Mining District.

Because of general geological conditions, our property has three favorable prospects. One is in deeper development in the northern part of the property; two, in a mineralized vein near the main shaft on the 1,000 level; and three, above the 600 level on the southern end of the property.

There are several prominent fissures in our property. Fissures north of the shaft show calcite and oxidized iron. This suggests possibilities for improved mineralization at depth. Close to the shaft an east-west cross fissure reportedly carries substantial values in lead from the 200 to 1,000 levels in workings presently inaccessible. This fissure should be prospected for intersections and at greater depth. South of the shaft are two main north- south fissures. One known as the Diamond fissure shows jasperoid quartz.

A spur line of the Union Pacific Railroad with loading ramps lies less than two miles to the northeast.

The property has been explored by numerous shallow shafts, surface workings, and a one and one-half compartment shaft sunk one thousand feet deep, with levels driven at the 400, 500, 600, 700 and 1,000 foot levels. This shaft is known as the Emerald Mine or Shaft. The Emerald Mine is the largest historic mine working on the Tintic Gold Mining Company's claims group. The shaft is located on the south end of the Emerald patented lode claim near the crest of a small ridge. The mine lies between the Grand Central and the Mammoth Mines. The 1100 foot level is developed from a winze on the 1000 foot mine level. Only a small amount of ore -- approximately 1,800 tons -- was historically removed from the Emerald Mine. The grade of this ore is not known.

The Emerald Shaft is about 1,900 feet south-southwest from the Grand Central Mine shaft and approximately 2,000 feet west of the Mammoth Mine glory hole. The Emerald Shaft is collared in the highly productive Ajax Formation which hosts the bulk of copper-gold mineralization in the district and lies on strike from the Grand Central mineralizations in the same unit. The Emerald Mine is presently inaccessible and the shaft collar is partially blocked with debris and mine timbers. Several additional small shafts, declines, and pits on the claim group explore surface exposures of silicification and weak mineralization. These workings are also in the highly productive Ajax Formation and may represent "leakage" of mineralization along faults from unexploited deposits developed at depth adjacent to the existing Emerald Mine underground workings.

It is not anticipated that the opening up or rehabilitation of the old workings will be attempted at the present time or at any future time. Any possible exploration will be in the nature of surface assay sampling or testing and, if sufficient evidence is obtained, exploratory drilling may be considered. In such event, we will be subject to regulation by the Utah Division of Oil, Gas and Mining (DOGM). It should be again noted that the potential for pursuing an extensive permitting process in order to further drill the property is dependent on the prices of gold and zinc.

The mineralization of interest is believed to be of the siliceous copper-gold-silver category. However, the possibility of this property attaining the status of a gold, zinc or silver producer will depend upon the results of any future exploration testing and drilling program engaged in by us. At the present time, this property has no known ore reserves. Accordingly, we cannot be considered a "development mining company." The objective of the proposed geological mapping and other work would be to determine what exploration program, if any, to pursue.

It should be noted that although smelting facilities have historically been located within at least seventy (70) miles of the property, management believes that it would be premature and perhaps misleading to discuss milling and smelting contracts with ore purchasers inasmuch as we not only need to conduct exploratory work but no ore has been discovered and thus, no development plan or program exists. There is no assurance that ores, if they exist and if developed, could ever be sold, let alone sold for a profit.

As to our Claims' exploration, development or production history, if any, the extent of exploration or even development on our mineral claim properties is unknown. Management believes and is informed that approximately 1,800 tons of ore were once removed from our property. Our lack of precise knowledge as to what production or extraction occurred, when it occurred, what it sold for, what it was exactly, or was worth at the time it was extracted is understandable in that precious metals were first discovered in the Tintic Mining District area in 1870, over 135 years ago. Nonetheless, our property does contain the Emerald Shaft or Mine which existing data and other information suggests is at least 1,000 feet deep. There are also two other significant holes, shafts or "prospecting pits" on the property. As discussed further below in the Plan of Operation section and in order to devise and implement an exploration plan or program of some kind on our properties, we commissioned and obtained a comprehensive geology report on our property.

Exploration and Rehabilitation Work

There has been no exploration or other mining-related activity of any kind on our properties since the 1930's and 1940's, except perhaps briefly before World War II. Only a limited amount of exploration or development work has been conducted on our properties since World War II. ("Exploration" is the work involved in searching for ore. "Development" is the construction and other work necessary to be carried out for the purpose of extracting ore from the deposit or mine.) In 1987, Centurion Mines Corporation ("Centurion"), later to be known and now known as Grand Central Mining Company, negotiated a five-year lease with Tintic-Utah to explore its patented mineral claims.

Centurion carried out mapping and limited assay and sampling work on our properties starting in 1987 and its successor, Grand Central Mining, terminated its lease with Tintic-Utah in 1997. The assay and sampling results it provided to us has been, in turn, provided to our consulting expert and geologist, Mr. Bruce Yeomans, who has incorporated that information into his reports to us. To the best knowledge, information and belief of current management, no more than 1,800 tons of ore production has ever come from our properties and we know little more than this. Prior to that time, our properties were inactive from World War II until 1987, when Centurion carried out limited exploration consisting mainly of geologic mapping and sampling. Centurion also performed some maintenance and rehabilitation work on our properties though it is not believed that Centurion did any maintenance or rehabilitation on the underground workings of the Emerald Mine. Centurion continued its activities through its successor until 1997. No additional work has been done on the properties since that time. Under Tintic-Utah's prior lease agreement with Centurion, Centurion was obligated to do a certain amount of assessment work every five (5) years. This was done and we possess limited copies of the assessment and sampling work carried out by Centurion and its successor.

Future Plans for Exploration.

To date, management has NOT applied for exploration permits for work on any of its patented mineral claims. However, during 2007 and into 2008, we may consider conducting geological mapping, geochemical sampling, and geophysical surveys, but only if sufficient funds are available for such purpose, and if all goes well and we have sufficient capital, to possibly file applications for permits that would permit exploratory sampling or drilling to be carried out. We currently lack the investment or working capital to carry out any type of drilling exploratory operations at this time. This will depend on sources of and the availability of a joint venture partner who would contribute funds for this purpose.  It would also depend upon the prices of gold, zinc and silver. Accordingly, no assurance can be given that exploration will in fact be either undertaken or carried out.

As of the date of this document, none of our officers, directors, or major shareholders has had any preliminary contact or discussions with any specific business or financial opportunity, directly or indirectly, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition, exchange or other financing arrangement with any specific business opportunity, potential partner or other person. There are also no mineral claim properties, other than those we currently own and hold, that we are currently evaluating.

In order to be able to present a realistic exploration plan or program to a potential mineral exploration partner or venture capital partner or investor, we commissioned and obtained a comprehensive evaluation report dated April 24, 2005. Among other things, this report identifies a work sequence to be undertaken in order to carry out a mineral exploration program. This report specifically identifies exploration targets on our Claims, a task that we believe will work as a positive inducement to prospective mineral exploration partners interested in our claims inasmuch as this is something they will not be required to spend money on themselves.

Research and Exploration Activities.

Other than a comprehensive evaluation report we commissioned and obtained from our consulting geologist, a report which provides us with an exploration work sequence on our Claims, we have not incurred any material costs for research or exploration activities since our inception. We have only been in existence since March 8, 2004, and therefore our research and exploration costs to date have been minimal.

Compliance with Environmental Laws.

We do not believe that we will incur any material costs relating to efforts to comply with environmental laws or other governmental regulations. This is because, at this time, we do NOT have a specific exploration program that we intend to implement. In the event that we undertake a mining exploration program, we must comply with various federal, state and local provisions that regulate the discharge of materials into the environment and which further govern the conduct of mining activities for the protection of the environment. To our knowledge, we were in full compliance with these environmental regulations during all of 2006 and we intend to continue to fully comply in 2007 and beyond.

To management's best knowledge, information and belief, we are neither listed on any known environmental cleanup roster, nor is our property listed on or within any "Superfund" site.  In the summer of 2002, the federal Environmental Protection Agency (EPA) listed the Eureka, Utah, area (an area within the Tintic Mining District) as a Superfund site because it was concerned about possible lead contamination of Eureka, Utah, inhabitants.  Nonetheless, our properties are located near another town, Mammoth, Utah. While we understand that a state agency has, within the few years, taken soil samples on or near the town of Mammoth, we have received no notice that the EPA or any corollary state agency intends to do any environmental clean-up or other work to or with any property located in or near the town of Mammoth, let alone our own properties. See the section below titled "Legal Proceedings."

In the event that we undertake a mining exploration program on our properties and, in order to fulfill environmental compliance obligations, we must be aware of and attend to the complex requirements of both state and federal laws encompassing matters affecting land, mineral rights and/or the surface under which mining exploration activities are proposed. Such compliance would likely materially affect our capital expenditures, earnings and competitive position in the following general areas:

1) surface impact, 2) water acquisition, 3) site access, 4) reclamation, 5) wildlife preservation, and 6) permit and license qualification. To date, compliance has not had a material financial effect or other impact on us because our activities have not had a material and significant impact on the environment.

In the event that we become active in exploring our properties, compliance with environmental regulations could substantially impact or drain whatever capital resources we would have. Such future compliance could include performing feasibility studies on the surface impact of our proposed operations; minimizing surface impact, water treatment and protection; reclamation activities including rehabilitation of various sites; and on-going efforts at alleviating the exploration impact on wildlife. Moreover, governmental agencies may require permits or bonds from year to year to ensure our compliance with applicable regulations.

During fiscal 2006, we did not engage in any activity that would have required us to obtain any permits or bonds; nor did any governmental agency cause us to expend any funds to comply with any material environmental regulation. Moreover, we do not anticipate that any reclamation bonding will be required of us during 2007, or in the reasonably foreseeable future.

We do NOT anticipate any material capital expenditures for environmental control facilities during fiscal 2007. The cost of future compliance affecting our mineral properties will depend upon the extent and type of exploration and testing that we decide to undertake or have the financing to undertake.

There can be no assurance, however, that we will be able to comply with all requirements imposed on any such future development, or that we will be able to economically operate or pursue exploration activities under existing or future regulatory requirements.

Government Regulation/Obtaining Necessary Permits to Conduct Exploration Activities.

As we currently have no exploratory operations, we do not believe we are subject to governmental regulations, which may relate to our business.

At such time as we engage in exploration activities on our Claims, if we do (and no assurance can be given that we will), we must undergo an extensive state and federal permitting process. Operating and environmental permits will be required to be obtained from applicable regulatory bodies utilizing technical applications filed by us. Once we have obtained the necessary funding and financing to do so, we will identify external mining and geology consultants to assist us with preparing and filing permits with all applicable state and federal regulatory authorities.

The rules and regulations of the Utah Department of Oil, Gas and Mining (DOGM) are complex relative to obtaining a permit for exploration or for conducting small mineral extraction operations (defined as involving less than 5 acres of total disturbance). The process is essentially as follows: The applicant first files a permit application with DOGM and, pursuant to a Memorandum of Understanding (MOU) by and among the various state and federal agencies having competing regulatory authority, the application is reviewed on a coordinated basis by DOGM, the federal Bureau of Land Management (BLM), the U.S. Forest Service (USFS) and the Department of Environmental Quality (DEQ). The applicant is notified of any deficiencies in his application and is generally requested to submit additional information. If all of these agencies pass off on the application, the applicant is given a permit. If the applicant seeks to conduct a large scale mineral extraction operation (defined as in excess of a 5 acre disturbance), the process is more complex, detailed and extensive. For example, the regulatory review then involves an assessment of technical adequacy of the applicant's plans and more extensive environmental concerns are involved such as potential contamination of ground water. Once DOGM gives tentative approval of a large scale mineral extraction operation, notice must be provided to adjacent land owners, the county zoning authority, the Resource Development Coordinating Council (RDCC), and newspapers for publication. Public hearings are then called and held. Even if approval is obtained, the applicant must then provide adequate reclamation surety documents to ensure adequate reclamation upon completion of operations. In addition to the foregoing, DOGM has recently been required to seek an historical and archeological consultation/clearance from the Utah Division of State History. DOGM notifies this agency that it has received a new exploration or mining notice application and the Division of State History notifies DOGM within 15 days (exploration or small mining notice) or 30 days (large mining notice) if they believe a formal survey of the proposed area should be conducted by the applicant. This process applies to both private and state-owned land. If the area involved is federal ground, we are informed that the federal government does its own archeological clearance during its own NEPA/EA review process.

The above permitting process is time consuming and expensive and we currently lack the resources and capital to initiate a permitting process relative to our Claims. At the same time, current management lacks the qualifications and other expertise necessary to engage in this process without the assistance of experts or mineral exploration company partners.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date of this filing, we are NOT a party to any legal proceeding, either as plaintiff or defendant. Tintic-Nevada is also not aware of any pending legal proceeding contemplated by a governmental authority concerning our business or properties. Our financial statements, as set forth below, have therefore NOT been adjusted to reflect any material uncertainty regarding exposure to liability in any legal proceeding.

To management's best knowledge, information and belief, our property is neither listed on any known environmental cleanup roster nor otherwise listed on or within any designated "Superfund" site. We are aware, however, that in 2002, the federal Environmental Protection Agency (EPA) declared the town of Eureka, Utah, as a Superfund site for lead contamination, an area approximately 3 miles from our properties. We have received no actual or direct notice or knowledge of these events and management knows nothing further in this regard as it may potentially relate to our Mineral Claims. During 2002, the Utah Department of Air Quality undertook soil sampling in and around the town of Mammoth, Utah, an area near our properties. We are informed that some of these samples showed elevated levels of contaminants. However, we have received no notice that these findings have any impact or other bearing on our Mineral Claims and management does NOT believe that our properties can, or will, be considered a source of any such alleged contamination.

Measures Taken To Insulate Us Against Future Mineral Claim Asset Liability

In 2001 and in an effort to insulate our predecessor, Tintic-Utah, the prior owner of the property, from future liability, our predecessor (which at that time owned our Mineral Claims) hired a geologist and environmental engineer named Bruce Yeomans of B. Yeomans Consulting, Inc., an expert, who constructed a six foot high chain link fence, with four 30-foot runs, around the Emerald Shaft or Mine located on the property. The fence was also stranded with barbed wire along the upper edge. This was done to mark the shaft and otherwise prevent intruders and trespassers from getting injured by possibly falling into the mine shaft, a shaft which existing data suggests is at least 1,000 feet deep. The shaft had been partially collapsed around the collar and campers appeared to have lit bonfires adjacent to the open shaft on the flat topped dump around it. After this fence was built, a "dangerous/no trespassing" sign was posted on it. In a further effort to insulate us from and against future liability, this work was also photographed. In addition, Mr. Yeomans further erected a 12 foot long, three stranded, 4-foot high barbed wire fence across the access road to the Emerald shaft at the approximate eastern boundary of the property. This was done to further discourage intruders and trespassers, the large majority of whom are hikers and campers in the summer and snowmobilers in the winter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND    REPORTS TO SHAREHOLDERS.

From the beginning of the year and through October 2006, we were tied up getting our SB-2/A registration statement through the Commission.  As a result, we had no direct communications with our shareholders during that period.  However, in November 2006, we mailed out our Form SB-2/A prospectus to our current shareholders, all with then-current financial statements.  This is the only report, proxy statement or information statement sent to security holders during the fiscal year.

We have since applied for an OTCBB symbol.  Once we obtain an OTCBB symbol for our stock from the NASD, assuming that we do, we intend, among other things, to send a letter to our shareholders advising them of the same.

We are subject to the information reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), and, in accordance therewith, we file reports and other information with the Commission. Reports and other information filed by the issuer with the Commission can be inspected and copied at the Commission's Public Reference Library in the Commission's own building located at 100 F Street, N.E., Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Section of the Commission at prescribed rates. An interested person may also obtain information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Inasmuch as we are an electronic filer, and the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, an interested person may access this material electronically by means of the Commission's home page on the Internet at www.sec.gov.com. To facilitate such access for an interested person, our CIK number is 0001301839.

As of the date of this filing, we have not established our own web address or web page nor do we have any plans, at present, to do so.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER

MATTERS.

Market Information

Our common capital stock is not traded, quoted or listed on any stock exchange, any NASDAQ Stock Market medium or the "Pink Sheets." As a result, there is currently no public market for our stock and no market price data to report. In February 2007, we applied for inclusion on the OTC Bulletin Board but there can be no assurance that our common stock will be included in this trading medium. Our application to the NASD consists of current corporate information, financial statements and other documents as required by Rule 15c2-11 promulgated by the Commission under the Securities Exchange Act of 1934, as amended ("the '34 Act"). Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by such service. Even if quotation on the OTC Bulletin Board is achieved, there is no assurance that our common stock will be actively traded. As a consequence, there can be no assurance, in any event, that there will be liquidity in our common stock.

Except for our decision in February 2007 to apply to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person, including any securities broker-dealer or anyone associated with a broker-dealer, concerning the development of a trading market in our common capital stock.

Shares Held by Affiliates.

At present, none of our officers and directors own or control any shares that are not "restricted" or which do NOT bear a restrictive legend of some kind such as a “control person” legend.

Of the 2,109,643 shares currently issued and outstanding, 1,670,584 are held by affiliates and are therefore “restricted” in some fashion. This means that there are 439,059 shares that are not "restricted" in any way.  These 439,059 shares thus comprise what is called “the float,” that is, the shares that can trade freely in interstate commerce.

No Warrants or Stock Options Issued or Outstanding.

We currently have no outstanding warrants, options, incentive stock option or employee compensation plans of any kind or nature. At the same time, and though there are currently no plans to do so, no assurance can be given that such derivative securities will not be issued in the future.

Holders

According to our stock transfer agent, Cottonwood Stock Transfer Corp., as of the date of this Annual Report, there were 355 holders of record of our common capital stock.

Description of Our Securities

Our authorized capital stock consists of 50,000,000 shares of common capital stock, $0.001 par value, of which 2,109,643 shares are considered issued and outstanding as of our fiscal year-end, December 31, 2006.

We have no preferred shares either issued or authorized.

Voting Rights

Stockholders are entitled to one vote on all matters to be voted upon for each share of common stock held. The shares do not have the right to cumulative voting for directors, meaning that holders of more than 50 percent of the shares voting for the election of directors can elect all of the directors if they choose to do so.

Liquidation Rights

In the event of liquidation, dissolution or a winding up of us or our affairs, holders of common stock would be entitled to receive pro rata all of our remaining assets that are available and distributable to the shareholders after first satisfying claims of creditors and anyone else having rights that are superior to those of the common stockholders.

Preemptive Rights

Stockholders do NOT have a preemptive right to acquire our unissued shares of common stock.

Dividends and Dividend Policy

Our Board of Directors has NOT declared or paid cash dividends or made distributions in the past and we do not anticipate that we will pay cash dividends or make distributions to shareholders in the foreseeable future. We currently intend to retain and invest future earnings, if any, to finance our operations.

The holders of our common stock are entitled to receive such lawful dividends as may be declared by the Board of Directors. As of this date, no such dividends have been declared nor does management believe it likely that dividends will be declared in the near or distant future. The payment of any future dividends will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions. As a result, there can be no assurance that any dividends on common stock will be paid in the future. We also have no redemption or sinking fund provisions applicable to any shares of common stock.

Securities Issuances/Recent Sales of Unregistered Securities.

Currently, there are 2,109,643 shares of our common stock issued and outstanding. As of the date of this Annual Report, only 439,059 of these shares may be sold without restriction. This is because such shares were registered with the Commission on Form SB-2.  As to the additional 1,670,584 shares currently held by our affiliates, 1,100,000 of such shares were issued by the Company in exchange for investment capital, 500,000 of which were issued in August 2004 for $25,000 and 600,000 of which were issued in December 2006 for $30,000.  All of these 1,100,000 “restricted” shares were issued to insiders and affiliates pursuant to the Section 4(2) exemption from state and federal securities registration. These 1,100,000 "restricted" shares represent approximately 52% of our total number of issued and outstanding shares.  While 570,584 shares of a total of 1,009,643 shares were registered on Form SB-2/A and are held by insiders and affiliates, these 570,584 shares nonetheless bear “control person” legends.  As a result of bearing such legends, these shares not included by us in our calculation of shares that may be sold without restriction.

Of the total of 1,670,584 shares issued to and held by insiders and affiliates, none of such shares are eligible for transfer or resale in the absence of an effective registration statement covering such shares, or an available exemption, all as contemplated in Item 201(a)(2) of Regulation S-B.

With respect to dilution of current shareholders by virtue of recent or future stock issuances that are necessary to raise working capital, see Risk Factor No. 10 above.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Our discussion hereunder is based on certain reasonable expectations concerning mining exploration in general and, in particular, our ability or inability to obtain the type of financial capital or funding necessary to implement or engage in a mining exploration program of some kind on our properties located in the Tintic Mining District of Juab County, Utah.  These expectations involve "forward-looking statements."  We do not intend to forecast what may or may not occur in the future, nor can we predict that any particular event may or may not occur. Management emphasizes that it can neither control nor predict many of the risks and uncertainties applicable to, or involving, a mining exploration company that currently lacks investment capital and funding.

Management's Plan of Operation, General

Since our incorporation on March 8, 2004, our only business activity has been organizational matters and pursuing what is necessary to carry out our Distribution Agreement with Tintic-Utah, a copy of which was attached to our original registration statement. As of the filing date of this Annual Report, we have approximately $12,000 in cash in our bank account. Our Plan of Operation is set forth in the section immediately below.

Plan of Operation for the Next Twelve to Eighteen Months

As per our agreement with Tintic-Utah, in consideration for the stock that was eventually distributed by us in November 2006, we were conveyed, in March 2004, the subsurface mineral rights on approximately 44 acres of land located in the heart of the Tintic Mining District of Juab County, Utah, near the town of Mammoth, Utah (subject to a 3% net smelter royalty in favor of an individual named Chase Hoffman). During the next twelve to eighteen months, we will complete a specific work sequence and thereafter attempt to identify and contract with a mineral exploration company that will agree to search for minerals that may underlie our Claims. During the time our search is in progress, the small amounts of cash required to maintain our operations, as well as the costs associated with the identification of and contracting with a mineral exploration company partner, will be provided by what cash we now have on hand and if that money is exhausted, by our officers and directors. Our officers and directors have agreed to make the type of equity investment in us that is necessary for us to complete our work sequences identified below. At the same time, our officers and directors are NOT under any contractual obligation with the Company to finance us; they are doing so because they want to. We do NOT have any written agreement with them in this regard nor do we intend to enter into one. Future funding by our officers and directors may come from the exercise of options to purchase our common stock and/or through future agreements between Tintic-Nevada and our officers and directors negotiated on terms equivalent or better than those terms negotiated on an arms-length basis. As a result, we do not believe there will be the need to raise additional funds during at least the next twelve to eighteen months, other than through our officers and directors, if and when required. Since our officers and directors' have agreed to provide us with the funding necessary to complete our work sequences or "milestones" identified below, work sequences that are essentially now completed, we consider this a legal obligation to such extent simply because investors and shareholders may rely on this funding commitment.

Management is NOT interested at this time in going to the expense or trouble of directly raising, on a secondary offering or private placement basis, either $517,000 or $2.141 million to engage in drilling exploration programs of our own and on our own, particularly when we lack the expertise ourselves to implement and oversee such a project. See the paragraph below titled "The Phased Nature of Our Planned or Proposed Exploration Program." We are not interested in doing so because we do not know whether such efforts would be successful. We also believe and are informed that such an effort would be very expensive in terms of the cost thereof and we would rather spend what limited resources we have on pursuing exploration. We also have no idea what securities brokerage firm, if any, would possibly be interested in underwriting such an effort. Since the increased price of metals since early 2004 appears to have made the overall exploration environment more financing- friendly (silver, for example, having recently attained a price of over $14 per ounce and gold currently trading at over $665 per ounce) and based on the history of the Tintic Mining District, we believe that it makes far more sense to do what is necessary to attract an experienced and well financed mineral exploration partner or joint venturer. This is our basic plan of operation at the present time.

In order to attract mineral exploration company partners and pursue an exploration program of our mineral claims, we need a specific and realistic business plan for this purpose. Accordingly, while we have obtained a preliminary evaluation report from an environmental and geological engineer named Mr. Bruce Yeomans, our expert. Mr. Yeomans has since provided us with a more detailed and comprehensive report and analysis of our mineral claim properties. While Mr. Yeomans' initial report was dated December 11, 2004, his revised and more extensive report is dated April 24, 2005. Because this modified report provides a more comprehensive evaluation of our properties, including exploration targets, we have included or summarized portions of such report below. Our plan to explore our mineral claims now focuses on, based on such report, not only evaluating the certain specific exploration targets identified below but also completing eight (8) separate work sequences identified below, the cost of which shall be borne by us with what capital we have and if not, current officers and directors have communicated their commitment to fund the cost of these work sequences, including the cost of paying future Edgarization, accounting and legal fees and expenses, all by making an additional equity investment in us. See Risk Factor No. 15 above. This agreement on the part of our officers and directors is NOT in writing but we believe that it is a legal obligation of such persons on which the Company can rely, as do they. At such time as an additional equity investment is made in us as necessary to continue to fund our limited operations, those persons so investing will sign investment letters and what stock they receive will be subject to a restrictive legend.

The specific steps or sequence of events necessary to attract a mineral exploration partner or joint venturer and otherwise implement a mineral exploration program are:

1) Locate the claim corners in the field so that property boundaries are known. (This step was accomplished two or three years ago by our consulting geologist when we commissioned his geology report. If we need more specific or exact markers, we will hire a surveyor to do so. We anticipate that the cost would be between $1,000 or $2,000. As of now, and unless requested or required by a mineral exploration partner, we do not believe that this cost or expense will be necessary.

2) Evaluate the status of adjacent mineral claims, so that investor interest will not be limited to the three claims we hold. Several of the mineral targets trend off of our claims. (The adjacent claims to which we refer are known as the Grand Central Claims. While we have not thoroughly evaluated the status of these adjacent claims, we know the owner and have been in discussions with the owner over the last several years. This individual, who is also a geologist, has indicated to us that he would be willing to work out a suitable arrangement with a mineral exploration partner, if we can bring one to the table. There is no cost associated with this step or sequence of events as what information needs to be known about the Grand Central Claims and their geology can and would be supplied by the owner. Accordingly, this step or sequence is essentially complete.)

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

4) Update our more recent, April 24, 2005, report if necessary as a result of any surface sampling. Contact and distribute report to target groups familiar with high-grade underground mineral exploration ventures. (This report was authored by our consulting geologist and we know of nothing at this point that would require us to update it. Accordingly, there is no cost that we know of at the present time associated with this sequence of events or step. So far, we have distributed the report to one large mining company and one junior mining company.)

5) Keep abreast of ongoing E.P.A. response activities in the District. (There is no cost associated with this step or work sequence and we intend to do it ourselves as an incident to our business. At the same time, our consulting geologist is aware of EPA and Utah Department of Oil, Gas & Mining responses in the district and he had indicated an intent to communicate any changes to us if they are material to us and our Plan of Operation.)

6) Contact as many mining and mineral exploration companies as possible who we believe might be interested in partnering or joint venturing with us to explore our mineral claims. (This is a task that comprises the principal part of our business plan and we intend to do it in the ordinary course of our business. In this regard, we have identified various exploration partners to contact but had not taken any systematic action to contact them until our registration statement with the Commission had become effective and the distribution of our shares had been accomplished. Having said this, we have had limited discussions with a large U.S. mining company to whom we sent, in July 2006, a copy of our geology report.  Our legal counsel has also had discussions within the last month with a large Canadian mining company that has communicated an overall interest in the Tintic Mining District.)

7) Conduct property tours with interested parties. (The only cost associated with this step is whether we would be accompanied by our consulting geologist. If so, we would pay him by the hour. The only additional cost is transportation. The large U.S. mining company referred to in the previous paragraph did in fact tour our mineral claims in September 2006.  The Canadian mining company referred to in the previous paragraph has indicated an interest in touring our property in the spring when the weather is more suitable and the access to our claims is easier and less wet and muddy.)

8) Negotiate mineral agreement to explore the mineral claims. (This task has obviously not been accomplished and we believe that the only cost associated with this might be attorney's fees, if in fact we got to the point where we would need or want an attorney to review a draft agreement.)

We have NOT identified any one potential mineral exploration partner. There are several mining companies in the United States and elsewhere that we believe may be interested in our Mineral Claims. Accordingly, there would be no reason to target just one or two companies. In the meantime and as stated above, we recently provided our geology report to a large or major U.S.-based mining company and we are told that they may be interested in coming back to the area in the spring to again tour our property and spend more time in the District.  Another large Canadian mining company has communicated a similar interest to our counsel.

EXPLORATION TARGETS

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

Exploration work relating to our Emerald Mine intersected scattered weak mineralization on all levels of the mine but not in large enough quantities to contribute to significant development or production. Favorable gold values were reported on the 600 foot level of the mine and were documented and evaluated by G.W. Crane during his District-wide ore controls evaluation. Crane felt that this mineralization was evidence of the southerly continuation of the Centennial Ore Channel mined in the Grand Central and Centennial-Eureka Mines. Crane wrote in an internal report to U.S. Smelting and Refining:

"The Emerald Mine happens to be at the extreme southern, or gold/ copper end of the Gemini or Centennial Channel, the largest producer of five major ore zones, and for this and other reasons, is due to become a producer of ore consisting of gold. On the same fissure, to which recent developments in the Emerald Mine have been directed, ore bodies on the lower levels of the Grand Central Mine have their principle values in gold and copper, indicating the trend in the direction of the Emerald" (G. Crane, March 28, 1933).

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

We believe, at the present time, that the up dip extension of the mineralized Ajax host in the Grand Central and Centennial-Eureka Mines is the best exploration target on our claims. The Ajax Formation -- especially the Emerald member --- is cross cut by the ore controlling, generally steeply west dipping, north trending sinistral faults, namely, the Iron Break Fissure (Grand Central and Centennial-Eureka Mines), the West Break Fissure (Grand Central Mine), the West Mammoth Split Fault (Mammoth Mine), the Mammoth Fault (Mammoth Mine) and the Grand Central Fault (Grand Central Mine). The sinistral or northerly trending faults provide the conduits and structural preparation for potential ore development in the reactive and brittle carbonates that are present there. We believe that these faults in the Ajax Formation are especially good targets for exploration where they are intersected by east-west faults.

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

Glossary of Terms to Assist the Reader in Understanding Technical Terminology.

Amsl                                  Above mean sea level.

Anomalous areas        Rocks that contain gold and/ or other pathfinder elements that may indicate proximity to mineralization.

Assay values                    Metals content of a sample submitted to a laboratory for assay. There are. various standardized assay methodologies used depending upon the grade and. element being determined.

Axial plane of the syncline A syncline is a fold in the rock that can incorporate one rock strata or numerous formations that contain many rock strata.  Synclines are "U" shaped folds with. the open end up. The axial plane of a syncline is used to describe the orientation of the syncline in space. The plane equally divides the syncline down the middle such that equal portions of the syncline lie on either side of the axial plane.

Bedding conformable ore  Bedding conformable means that the ore lies within a certain layer or bed of rock and that the outline of the ore conforms to the outline or some portion of the outline of the rock layer.

Bonanza grade                 Any high grade metals enrichment sampled, generally regardless of the size of the zone.

Core drilling                   Core drilling is slower and more expensive to complete than reverse circulation drilling. A continuous section of rock is recovered during core drilling. Core allows the geologist and mine engineer to better evaluate rock types, structure, and hydrothermal alteration among other rock attributes as compared to reverse drilling.

Dip and strike                  Dip and strike are used to define the orientation of the rock strata in space. The plane that defines the orientation of a rock unit will dip in one direction and strike in two directions.

Dolomite bed                  Dolomite is a magnesium-bearing carbonate rock. A dolomite bed is a layer or horizon of dolomite rock.

Hydrothermal alteration   Rocks that have been changed partially or completely in mineral composition and/ or texture and/ or have pathfinder elements added to them by hydrothermal

(warm water) solutions.   Hydrothermal solutions have deposited the minerals in the Tintic District that make up the historically mined ore. Geologists and mine engineers are trained to recognize hydrothermal alteration as an aid in delineating ore and the proximity to ore.

"Leakage" of hydrothermal Hydrothermal fluids formed the Tintic ore fluids bodies. "Leakage," or the movement of hydrothermal fluids along zones of  permeability, potentially leading to or from areas of mineralized rock can result in hydrothermal alteration. The "leakage" of  hydrothermal fluids from a mineralized zone at depth along a fault might lead to hydrothermal alteration in rocks at the surface above the mineralized rock.

Mineralization                  Mineralization is metals anomalous hydrothermal alteration that is not ore grade.  Ore is defined as mineralized rock that is economic to mine. Mineralization may not be ore due to a variety of factors including current metals prices, size and/ or grade of mineralization, depth to mineralization, and  others.

Opt                                   Ounces per ton. 1 troy ounce per short ton equals 34.2857 grams per metric tonne, or 34.2857 parts per million.

Paleozoic carbonate formations-Paleozoic is an era and refers to the age of the rocks ranging from 542 to 251 million years ago. Carbonate rocks are sedimentary rocks that are deposited as chemical precipitates, such a limestone or many dolomites. A formation is a scientifically established grouping of rocks with specific characteristics that geologists have developed to understand the geology of an area or region. See also: "strata" below.

Pathfinder elements          Elements such as barium, silver, thallium, arsenic or mercury and others that may be deposited in association with gold mineralizing  hydrothermal solutions and commonly form larger anomalies than gold itself. Pathfinder elements can vary between mining districts and within mining districts depending upon the geologic type of the ore deposit. Areas of anomalous pathfinder elements can be used to aid in delineating gold mineralization at depth and laterally, both from surface samples and from  samples collected below the surface, such as in drill cuttings. Gold itself is one of the best pathfinder elements for locating gold deposits.

QA/ QC program             A quality assurance and quality control program to help ensure that the sampling and assaying program portion of the mineral evaluation project are representative of what is actually going on. The QA/ QC program typically includes using a reputable assay lab which uses its own QA/ QC program to ensure assay result validity, check assays of mineralized intercepts sent to a second reputable assay lab, and the incorporation of blanks (rock samples with no detectable metals), standards (rock samples with established metals values) and sample duplicates to arrive at a statistically valid sampling protocol. QA/ QC programs also require sample security to ensure that samples are not contaminated either unintentionally or intentionally.

Sinistral faults            Sinistral faults are fault planes of movement in rock that have a left lateral displacement, such that as seen by the observer, the relative movement of the rock on the other side of the fault plane from the observer is to the left.  Dextral faults have right lateral movement.

Strata                              Geologists group sedimentary rocks (rocks  formed by erosion of preexisting rocks or rocks like limestones and many dolomites that form as chemical precipitates) into age and often rock-type packages to help define the geology of a region. Sedimentary strata or rock strata are these groupings of rocks or parts of these rock packages that can be identified at various localities throughout a region or mining district.

Stratigraphic controls    These are the controls to potential ore deposition provided by the rocks themselves. In each mining district, certain strata are more favorable to ore development within the district than are other strata. At Tintic, the bulk of  historic gold production has come from the Ajax Formation. Drill testing the Ajax Formation where a fault intersection cuts the unit (structural controls) may be a logical place to expect the formation of a potential ore body.

Structural controls         Structural controls are the controls to potential ore deposition provided by rock structures: especially areas of potentially high hydrothermal fluid flow along faults and fault intercepts with other faults. Geologists map faults to determine potential structural controls to district ore deposition. See also wrench fault systems.

Stope                           A step-like open excavation in an underground mine left by the mining of ore. Depending upon the mining method and size of the ore body, an open cavity (a stope) may be left with no pillars to support the roof.

Reverse circulation drilling A relatively rapid drilling method whereby drilling is completed with air and either a rotary or hammer bit is used to complete the drill hole. Reverse circulation drilling usually involves using dual walled drilling pipe with high pressure air passing through the outer annulus of the pipe and rock cuttings exiting through the inner annulus of the pipe. Drill cuttings are typically logged, collected and assayed in 5 foot intervals.

Winze                              An internal underground shaft that was constructed by digging downwards from the access point.

Wrench fault systems      Wrench faults are defined by the relative movement along the fault plane. The Tintic District lies in a wrench fault system. These faults are lateral-type faults with rocks on one side of a fault having a relative displacement to the left or right of the rocks on the other side of the fault plane of movement.  Wrench fault systems are systems because other fault types often form as a result of the directionally focused compressional forces the rock has been subjected to. Wrench faults often result in a system of orthogonal faults between the regional planes of wrench fault movement as well as smaller "S"-shaped lateral faults (Riedel shears) that merge at their ends with the wrench-fault planes of movement. These fault systems and where these faults intercept each other can become transmissive areas for the potential movement and focus of mineralizing hydrothermal fluids.

The Phased Nature of Our Planned or Proposed Exploration Program.

The following discussion sets forth the two-phase exploration program that we would recommend or which we would suggest to an interested joint venture exploration partner:

A two-phase exploration program is recommended and which may involve a total expenditure of US $2,658,000. We believe our claims have excellent targets for drill testing as shown by geology, structural controls to known mineralization, and historic underground sampling results in the Ajax and Opex Formations. The program would utilize both reverse circulation and core drilling to confirm the presence, tenor and characteristics of mineralization indicated in the historic underground sampling results.

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

Prior to drilling, patented claim corners would be reestablished in the field using a licensed surveyor to ensure project activities are conducted within the our claims' boundaries. Surface rock chip samples should be collected by a qualified person from the scattered cuts and altered rocks that crop out on the property to determine the potential for additional drill targets.

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

Recommended Phase I Expenditures
Item	Expenses in U.S.
Drilling: Reverse Circ: 10 holes, 8400 ft @ $45/ft	$ 378,000
Roads and sites	$ 7,500
Reclamation	$ 8,500
Bonding	$ 20,000
Assays: FA/AA, 1680 samples @ $25	$ 42,000
Supplies: splitter, boxes, bags, etc.	$ 5,000
Geological Consultants 1 @ 2 months @ $8000/mo	$ 16,000
Resource Estimate	$ 10,000
Lodging, meals, expenses	$ 5,000
Contingency +/- 5%	$ 24,600
TOTAL PHASE I RECOMMENDED EXPENDITURE	$ 516,000

Recommended Phase II Expenditures
Item	Expenses in U.S.
Drilling: Reverse Circ: 20 holes, 20000 ft @ $45/ft	$ 900,000
Core-HQ-size: 10 holes, 10,000 ft @ $65/ft	$ 650,000
Roads and sites	$ 15,000
Reclamation	$ 18,000
Bonding	$ 40,000
Assays: FA/AA, 6000 samples @ $25	$ 150,000
Supplies: splitter, boxes, bags, etc.	$ 20,000
Geological Consultants 3 @ 4 months @ $8000/mo	$ 96,000
Resource Estimate and Engineering Studies	$ 100,000
Lodging, meals, expenses	$ 50,000
Contingency +/- 5%	$ 101,950
TOTAL PHASE II RECOMMENDED EXPENDITURE	$ 2,140,950

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

Phased Exploration Plan and How the Results of Prior Phases Will Determine Whether to Proceed with Further Phases.

Surface exploration work is conducted first, with the purpose of generating valid drilling targets. Prospecting work is done on the ground by a field geologist to identify areas with high metal content and showing the signs of hydrothermal alteration. These data are then compiled on to maps and a report is prepared. A meeting with the geologist, project manager, property owner and the joint venture partner would then be held. If the decision is made to conduct the drilling program, a budget is set up and then managed and administered by the project manager.

Drilling is the most effective way to locate the suspected mineral deposits that could occur beneath the our claims. Samples of the drill cuttings are collected for each 5 foot to 10 foot drill interval. These samples are labeled as to hole number and depth and stored in plastic or cloth bags. In addition, a small reference sample of each 10 foot interval is placed in a chip tray with several compartments. The drill cuttings are carefully logged by a geologist and a description of each drill hole is prepared. This description includes the rock type and any evidence of mineralization or hydrothermal alteration. Based on this inspection, promising samples are selected for assaying and submitted to a certified commercial laboratory. All available information is then reviewed by the geologist. Particular attention is paid to any promising assays, the depth of any mineral deposits and the potential size of the deposit. A report is then prepared which discusses the potential mineral deposit, the risks involved and additional recommended work. If drilling is recommended the drill sites, the footage and estimated costs are also included. Another meeting with all the involved parties is then held and a decision would be made as to whether or not Phase II drilling, or other additional work, would be conducted.

The determination as to whether to proceed with further phases upon the completion of each phase will be made by those persons financing the same.

Locating an Exploration Program Joint Venturer or Partner and Plan to Contract with such Joint Venturer or Partner.

The specific steps that we intend to undertake in order to find a suitable joint venture or partnership candidate will include but not be limited to the following: First, we intend to identify those mining or mineral exploration companies that are currently conducting exploration and extraction operations or activities in Utah, Nevada, Wyoming and Idaho. We will also identify those companies we know and whose principals we have met in the past who are located in Salt Lake City, Utah, Carlin, Nevada, Spokane, Washington, Vancouver, British Columbia, Canada, and London, England. We intend to target these particular companies because we are aware that they own, or have owned, mineral claim properties in Utah, Nevada and Idaho, including Alaska, Canada and South America. In fact, some are in the process of doing exploratory work, or have done extensive exploratory work, on those claims and others. We thus believe that these contacts would be suitable partnership and joint venture candidates to approach. At the same time, we also intend to identify additional companies or operators by checking records with DOGM and the federal Bureau of Land Management or any other state or governmental agency in which information about current mining-related activities in Utah and surrounding states is publicly available. In doing so, we will also have the opportunity to confirm the identity of those mining or mineral exploration companies whose principals we already know or have met personally, either directly or indirectly, all of whom are currently engaged in exploratory mining activities. We also believe that our geologist/environmental engineer, who is currently employed full-time by a large mining company, and who works on the side for a Canadian mining company, has the ability to give us names of companies operating in the Tintic Mining District and nearby (though it will be our obligation to contact such persons or companies). After identifying various possible candidates, we shall first attempt to telephone them one by one and speak with appropriate persons involved in their respective mineral exploratory decision- making process. After reaching each such person or persons, we will learn from each what each is looking for in this regard or otherwise interested in pursuing and whether our claims might be something they would be interested in. If any of these candidates or possibilities communicates an interest in our mineral claims, we will find out exactly what information they desire from us and we will provide it to them as quickly and efficiently as possible. After that, and as the list of serious interested candidates gets smaller and smaller, we will follow up with each of such entity more closely and more aggressively and determine what additional information they need, if they are interested, what they would like to do next, whether they would like to tour the property, for example, whether they would like to conduct their own sampling or assays on our claims (to which we would have no objection) and if they are not interested, learn why. After providing our geology reports and doing on site inspections and tours of our mineral claims, we will then sit down with such persons and find out exactly what they believe it would take to work with them on a project to explore our claims. We intend to actively seek out and investigate potential partnerships, joint ventures and other funding arrangements by doing our due diligence and otherwise locating companies who we believe would be interested in exploring our claims for their precious metals mineral potential. Some of these candidates we know and are already aware of because of having owned mineral claim property in the Tintic Mining District since 1933. Others we hope to learn of through referrals and through our own due diligence and contacts in the Tintic Mining District and overall mining industry. Organizations such as the Rocky Mountain Mineral Law Foundation headquartered in Colorado and also, the Utah Mining Association headquartered in Salt Lake City, both of which have websites, are good sources of information concerning the identities of which companies are doing what in Utah and the surrounding states. We have contacted and sent a geology report to one large or major U.S. mining company that we learned was interested in the Tintic Mining District. One of its geologists has read our report and in mid-September one of its project managers came to Salt Lake City and we conducted a day-long tour of our mineral claim property.  We have since communicated with him and while they remain interested in the District, it has not been determined whether or not this company is seriously interested in our mineral claims.  Further, since we have had no face-to-face discussions with them or their geologists since the property tour in September, we have obviously had no discussions about entering into any joint venture or similar arrangement. During 2006, our geologist also provided a copy of our geology report to a junior mining company with substantial exploration activities in Nevada. Our counsel, in late January 2007, spoke with the principal of a large Canadian mining company who also expressed interest in our claims and may be out to Salt Lake City in the spring to go on a property tour.  At present, we have had NO discussions with mining or mineral exploration company about entering into a joint venture agreement of any kind or nature.

In sum, our plan to contract with a mining company or mineral exploration partner, upon completion of the forgoing work sequences, includes:

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

Maps

A map of our mineral claims is an exhibit to this Annual Report. This map shows the actual location of our mineral claims near the town of Mammoth, Utah. This map also shows where the Emerald Mine is located. See the PDF file attached and which is identified in our List of Exhibits below as Exhibit 99.1.

We have also inserted below an index map showing where our mineral claims are situated in relationship to the state and county in which they are located. See the PDF file attached. This second map exhibit is identified in our List of Exhibits below as Exhibit 99.2.

ITEM 7.  FINANCIAL STATEMENTS.

37

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

FINANCIAL STATEMENTS

December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Tintic Gold Mining Company

Salt Lake City, Utah

We have audited the accompanying balance sheet of Tintic Gold Mining Company [an exploration stage company] as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on December 31, 1997 through December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tintic Gold Mining Company as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on December 31, 1997  through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Tintic Gold Mining Company will continue as a going concern.  As discussed in Note 5 to the financial statements, Tintic Gold Mining Company has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

March 9, 2007

Salt Lake City, Utah

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

BALANCE SHEET

December 31,
2006

ASSETS
CURRENT ASSETS:
Cash	$ 15,142
Total Current Assets	15,142
$ 15,142

LIABILITES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 2,749
Related party advances	1,210
Total Current Liabilities	3,959

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value,
50,000,000 shares authorized,
2,109,643 shares issued and
outstanding December 31, 2006.	2,110
Capital in excess of par value	194,165
Deficit accumulated during the
exploration stage	(185,092)
Total Stockholders' Equity	11,183
$ 15,142

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

STATEMENTS OF OPERATIONS

			From inception of
			exploration stage
			on December 31,
	For the Year Ended		1997, through
	December 31,		December 31,
	2006	2005	2006

Revenues	$ -	$ -	$ -
Total Revenues	-	-	-

Expenses
General & Administrative	24,020	12,245	117,771
Failed acquisition costs	-	-	85,758
Total Expenses	24,020	12,245	203,529
Loss From Operations	(24,020)	(12,245)	(203,529)
Other Income
Interest Income	-	-	8,632
Interest Expense	-	-	(44)
Gain on Sale of Securities	-	-	8,084
Total Other Income	-	-	16,672
Loss Before Income Taxes	(24,020)	(12,245)	(186,857)

Current Income Taxes (Benefit)	-	-	(1,765)

Deferred Tax Expense	-	-	-
Net Loss	$ (24,020)	$ (12,245)	$ (185,092)

Loss per Share	$ (0.02)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON DECEMBER 31, 1997

THROUGH DECEMBER 31, 2006

					Unrealized
				Deficit	Gains
				Accumulated	(Losses) on
			Additional	During the	Available -	Total
	Common Stock		Paid-In	Exploration	For-Sale	Shareholders'
	Shares	Amount	Capital	Stage	Securities	Equity
Balance - December 31, 1997	231,797	$ 232	$ 39,743	$ -	$ -	$ 39,975
Net Income for December 31, 1997
through December 31,2000	-	-	-	11,007	-	11,007
Unrealized losses available-for-sale-securities, net of tax	-	-	-	-	(278)	(278)
Stock issued for services in December,
2001 at $.30 per share	50,006	50	14,950		-	15,000
Net loss for the year ended December 31, 2001	-	-	-	(35,530)		(35,530)
Unrealized losses available-for-sale-securities, net of tax	-	-	-	-	278	278
Balance December 31, 2001	281,803	282	54,693	(24,523)	-	30,452
Stock issued for services in December,
2002 at $.175 per share	134,153	134	23,343	-	-	23,477
Net loss for the year ended December 31, 2002	-	-	-	(34,774)	-	(34,774)
Balance December 31, 2002	415,956	416	78,036	(59,297)	-	19,155
Stock issued for services in
February, 2003 at $0.10 per share	536,611	537	53,124	-	-	53,661
Stock issued for services in
December, 2003 at $0.10 per share	57,076	57	5,651	-	-	5,708
Net loss for the year ended December 31, 2003	-	-	-	(81,978)	-	(81,978)
Balance December 31, 2003	1,009,643	1,010	136,811	(141,275)	-	(3,454)
Issuance of 500,000 shares of Common Stock for
$25,000 or $.05 per share, August, 2004	500,000	500	24,500	-	-	25,000
Related party debt forgiveness
recorded as capital contribtion	-	-	3,454	-	-	3,454
Net loss for the year ended December 31, 2004	-	-	-	(7,552)	-	(7,552)
Balance December 31, 2004	1,509,643	1,510	164,765	(148,827)	-	17,448
Net loss for the year ended December 31, 2005	-	-	-	(12,245)	-	(12,245)
Balance December 31, 2005	1,509,643	1,510	164,765	(161,072)	-	5,203
Issuance of 600,000 shares of Common Stock
for $30,000 or $.05 per share, November, 2006	600,000	600	29,400	-	-	30,000
Net loss for the year ended December 31, 2006	-	-	-	(24,020)	-	(24,020)
Balance December 31, 2006	2,109,643	$ 2,110	$ 194,165	$ (185,092)	$ -	$ 11,183

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

STATEMENTS OF CASH FLOWS

			From inception of
			exploration stage
			on December 31,
	For the Year Ended		1997, through
	December 31,	December 31,	December 31,
	2006	2005	2006
Cash flows used in operating activities:
Net income (loss)	$ (24,020)	$ (12,245)	$ (185,092)
Adjustments to reconcile net loss to cash used
in operating activities
Non-cash stock issued for services rendered	-	-	97,846
Loss from sale of securities	-	-	(8,086)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable	2,636	(1,960)	2,602
(Decrease) in income taxes payable	-	-	(565)
Net cash used in operating activities	(21,384)	(14,205)	(93,295)
Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,962
Net cash flows provided by investing activities	-	-	16,353
Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from related party advances	-	-	1,210
Proceeds from sale of common stock	30,000	-	55,000
Net cash flows from financing activities	30,000	-	59,711
Net increase (decrease) in cash	8,616	(14,205)	(17,231)
Cash and cash equivalents at beginning of period	6,526	20,731	32,373
Cash and cash equivalents at end of period	$ 15,142	$ 6,526	$ 15,142

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ 3,565

Supplemental Schedule of Noncash Investing and Financing Activities
	$ -	$ -

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business - Tintic Gold Mining Company (“the Company”) was organized under the laws of the State of Nevada on March 8, 2004 as a wholly-owned subsidiary of Tintic Gold Mining Company (“Parent”), a Utah corporation, (now known as KIWA Bio-Tech Products Group Corporation).  The Company was founded for the purpose of continuing the exploration of the mining claims of its former Parent.  On March 12, 2004 as part of an acquisition agreement, Parent acquired KIWA Bio-Tech Products Group Corporation (“KIWA”).

Following the organization of the Company, Parent transferred all of its mining claims to the Company in exchange for 1,009,643 of the Company’s common stock.  The mining claims include three patented mining claims known as the Emerald, Ruby and Diamond Lode Mining Claims located in the central portion of the Tintic Mining District, Juab County, Utah.

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

Exploration Stage.  The Company is considered to be an Exploration Stage Company, however, the Company does not have any current mining exploration, development or production activities on its existing properties.  The Company is currently unable to estimate the length of time necessary to initiate an exploration stage program and has no assurance that a commercially viable ore body exists in its properties until appropriate geological work and testing of the mineralized areas can support an

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

Mining Properties - Pre-operating and mine development costs including acquisition costs relating to mining properties are capitalized until such properties are placed in production, disposed of, or abandoned.  The Company periodically reviews its mining property for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” [See Note 6].

Loss Per Share - The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 7].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, and SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157 “Fair Value Measurements” and SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

In November 2006 the Company issued 600,000 shares of common stock.  The shares were issued for cash of $30,000, or $.05 per share.

In 2004 the Company issued a total of 1,509,643 shares of common stock of which 500,000 shares were issued for cash of $25,000, or $.05 per share and 1,009,643 shares were issued for mining claims of Parent valued at carryover basis of $0.

NOTE 4 - RELATED PARTY TRANSACTIONS

Related Party Advances – As of December 31, 2006 officers and shareholders of the Company had advanced the Company a total of $1,210.  The advances bear no interest and are due on demand.

Management Compensation - For the years ended December 31, 2006 and 2005, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

TINTIC GOLD MINING COMPANY

      [An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

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

NOTE 6 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 2006 an unused operating loss carryforward of approximately $43,627 which may be applied against future taxable income and which expires in 2026.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets are approximately $6,544 and $2,950 as of December 31, 2006 and 2005, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2006 is approximately $3,594.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Year Ended
	December 31,
	2006	2005

Loss from continuing available to
common shareholders (numerator)	$ (24,020)	$ (12,245)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	1,573,753	1,509,643

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Former Officer - During 1980, a former president of Parent entered into an agreement with Parent whereby he settled a note due from Parent and relinquished his direct control of Parent.  Among other consideration, Parent conveyed to the former president a 3% net smelter return on any ores sold from its historical patented mining claims held, plus surface rights.  Parent retained rights to enter and exit the property for exploration and mining activity.  In March 2004, the Company issued 1,009,643 shares of common stock for the mining claims of Parent [See Note 2].

Environmental – In 2002 the Utah Department of Environmental Quality conducted soil sampling in the town of Mammoth, Utah, in an area adjacent to the Company’s mining claims.  Those samples indicate elevated contaminated metals levels.  The nearby Mammoth mine had significant workings and production in the past, while the Company’s properties have only had a small amount of ore produced.  The source of the elevated contaminants is unclear.  No claims have been made against the Company nor has anyone asserted that the Company is a responsible party. The Environmental Protection Agency has listed Eureka, Utah, as a “superfund” clean-up site.  While the Company’s properties are in the same overall mining district as Eureka, Utah, the Company does not expect the Eureka, Utah, superfund cleanup project will expand to include either the Mammoth area or the Company’s properties.  The Company is not aware of any state or federal agency’s plan or intention to do any environmental cleanup or other work to or with any property located in or near Mammoth or the Company’s properties.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control Over Financial Reporting.

As of the end of the period covered by this Annual Report, our board of directors carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, they concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management to allow for timely decisions regarding required disclosure, all as is, in turn, required to be included in our periodic Commission reports. Even though we are a small operation and have relatively little business activity from one quarter to the next, we believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and officers and directors have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. Having said this, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Changes in internal control over financial reporting.

None.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS. Under our Articles and Bylaws, our directors are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualify. Currently, we have three directors.  Interim replacements for vacancies on the Board of Directors are appointed by the remaining, incumbent directors. No director that was appointed or elected since our inception in March 2004 has declined to serve, and none has been found unable or unfit to serve.

EXECUTIVE OFFICERS. Our officers hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors. Our Bylaws specify that of our officers, there shall be a president, one or more vice presidents, a secretary and a treasurer. Interim replacements for officers that have resigned or been terminated are appointed by the Board of Directors.

The following sets forth pertinent information about each of our directors and executive officers:

Name	Age	Position
George Christopulos	57	President, Chief Executive Officer, Chief Financial Officer, Director (Chairman of the Board)
Hugh Coltharp	55	Secretary/Treasurer and Director
Jack Coombs	80	Director and Vice Presidnet

Mr. CHRISTOPULOS is currently employed by the Salt Lake County Assessor's office as a commercial real estate appraiser. He received a B.S. degree in Accounting from the University of Utah in 1974, graduating cum laude. He has been the chairman of the board and the president of the Company since 1982. He is NOT currently an officer, director or "control person" of any other "reporting company."

Mr. COLTHARP is a retired stockbroker, formerly of Potter Investment Company, a local stock brokerage firm, who currently buys, sells and restores antique cars. He was a director of our predecessor or parent company longer than any other director, having first become a director of that company in 1980. He is NOT currently an officer, director or "control person" of any other "reporting company."

Mr. COOMBS is a retired Salt Lake City businessman and private investor. Mr. Coombs graduated from the University of Utah in 1950 with a B.S. degree in business administration. He has been involved with other exploratory mining companies in the past. Mr. Coombs served as an officer and director of a company known as Vis Viva Corporation, now known as WideBand Corporation, and which currently trades on the Pink Sheets under the symbol ZWBC.PK. He is NOT currently an officer, director or "control person" of any other "reporting company."

We do not believe that any of our officers or directors come within the definition of a "promoter" as defined in Rule 405 of the General Rules and Regulations of the Commission, 17 CFR Section 230.405.

No officer or director, or greater than 5% shareholder, has been involved, directly or indirectly, in any bankruptcy or insolvency proceeding of any kind. None is currently involved in any litigation nor has any been involved in any litigation that would have a bearing on any such person's fitness or other ability to act and serve as a director or officer of us.

No arrangement or understanding exists between or among any of the directors or executive officers and any other person pursuant to which any director was elected, or any executive officer was appointed. None of our directors or officers are currently directors or officers of any other company registered under the Securities Exchange Act of 1934.

Each director and executive officer intends to devote such amount of time as that person's responsibilities require, but none of them work full time for us. Also, no family relationship exists among any of the named directors and executive officers. None of the directors or officers has ever been employed by a mining company and none has any college or university degree involving or relating to mining.

BOARD MEETINGS. Pursuant to Nevada law, the Board of Directors conducted all of its business and approved all corporate action during fiscal 2006 by the consent of all its members, in the absence of formal Board meetings and as applicable to the business at hand.

STANDING AUDIT AND COMPENSATION COMMITTEES; NO OTHER COMMITTEES. The Board of Directors has not established Compensation or Audit Committees. At present, the Board does not have a nominating committee, or any other board committees.  We do not believe our current Plan of Operation requires such, however, if required by Sarbanes-Oxley, we will form any necessary committee.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934. Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent (10%) of an issuer's common stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the NASD. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. These requirements commenced upon the effective date of the Company's SB-2/A-7 registration statement. Therefore, as of the date of this Annual Report on Form 10-KSB, these persons have been subject to the requirements of Section 16(a). We have informed these persons of their obligations under Section 16(a). Further, we have set up a procedure whereby periodically we will (i) notify these persons of their Section 16(a) obligations; (ii) review the copies of Forms 3, 4, and 5 that these persons furnish to the Company; (iii) request written representations from them that no other transactions were required; and (iv) make a determination that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during the fiscal year.

We are not aware of any reporting persons who filed late reports or failed to file appropriate reports.

DIRECTOR AND OFFICER LIABILITY LIMITATION. Our Articles of Incorporation and Bylaws, limit the personal liability of directors, officers and the shareholders to the full extent allowed by Nevada law. This is a risk factor that an investor or potential investor should consider because it means that a disgruntled or injured investor's remedies may not be as significant or meaningful as might otherwise be the case in the absence of these statutory and common law protections.

CODE OF ETHICS

We have adopted a Code of Ethics which is attached to this report as Exhibit 14.  See Item 13 below.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Directors and Executive Officers

Because our officers and directors are the same persons, we are discussing both categories of persons together under this disclosure item. This includes those persons referred to under Item 402 of Regulation S-B as "Named Executive Officers."

We have paid no remuneration to our directors or officers, other than the fact that each bought “restricted” shares of our stock in August 2004 and in December 2006 at $0.05 per share in order to provide us with sufficient operating or working capital to file and complete the Spin-Off transaction and otherwise carry out the terms and conditions of the Distribution Agreement with Tintic-Utah. We do NOT have any contracts with or contractual arrangements for compensation of directors or officers. We also do NOT pay any monetary fees or other form of cash compensation for their services. Directors and officers are entitled to receive reimbursement of out-of-pocket expenses incurred by them on behalf of us. Because none of our officers or directors has received individual total annual salary and bonus in excess of $100,000 for any fiscal year, we have NOT included a table under this item describing such compensation as would otherwise be required. Such compensation, if it had occurred, would include the dollar value of base salaries and bonus awards, the number and value of stock options granted, and any other compensation, if any, none of which occurred.

No Retirement, Pension or Profit Sharing Plans

At present, our directors and officers do NOT receive any award of options, warrants, or stock appreciation rights (SAR's) for their services. There are no retirement, pension, or profit sharing plans for the benefit of officers, directors or key employees as of the date of this filing.

No Stock Incentive Plan

We have NOT adopted a stock incentive plan to provide deferred stock incentives to key employees, if any, and directors, who contribute significantly to our long- term performance and growth. This does not mean that we may not do so in the future. If one is established, the board will be authorized to amend and rescind any rules and regulations relating to any stock incentive plan as may be necessary for efficient administration of any such stock incentive plan. Any board action will require a majority vote of the members of the board.

Three types of awards would likely be available under any stock incentive plan, if adopted:

* nonqualified stock options or incentive stock,

* stock appreciation rights and

* restricted stock.

No shares of our common stock have yet been reserved to be issued under any stock incentive plan.

Restricted Stock

The board may in its discretion award common stock.  If so, it would have restrictions on its transferability. Restricted stock issued as part of any stock incentive plan may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of, except by the laws of descent and distribution, for a period of time as determined by the board, from the date on which the award is granted. Certificates for restricted stock will bear an appropriate legend referring to the restrictions. A holder of restricted stock may exercise all rights of ownership incident to his ownership including the right to vote and receive dividends, unless the board has imposed limitations.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND        MANAGEMENT.

The following table sets forth the beneficial ownership of our common stock with respect each person known to be the owner of 5% or more of our common capital stock, each director, each officer, and all executive officers, directors and 5% or greater shareholders of the Company as a group. As of December 31, 2006, there were 2,109,643 common capital shares issued and outstanding.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially* Owned	Percent of Ownership of Common Stock outstanding
George Christopulos 3131 Teton Drive Salt Lake City, Utah 84109	660,739(2)	31.3%
Hugh Coltharp(3) 1478 Roosevelt Avenue Salt Lake City, Utah 84105	155,361(4)	7.4%
Jack Coombs (5) 2581 East 1300 South Salt Lake City, Utah 84108	359,272(6)	17.0%
John Michael Coombs (7) 3098 South Highland Drive, Suite #323 Salt Lake City, Utah 84106	495,212(8)	23.5%
All 5% or more owners, all directors and all officers as a group (5 persons) (9)	1,670,584	79.2%

* Beneficial ownership is determined in accordance with the rules and regulations of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days of our year end, are also deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(1) Mr. Christopulos is the president of the Company and the chairman of the board. He has been president of the Company since its inception in March 2004.  Mr. Christopulos served as president and chairman of the board of the Company’s predecessor previously known as Tintic-Utah from approximately 1981 until March 2004.

(2) Of these 660,739 shares, 168,079 were received in November 2006 by Mr. Christopulos as a stock dividend and, being registered shares, the certificate(s) representing these shares bear a “control person” legend.  The certificates representing the remaining 492,660 shares bear a standard “restrictive” legend.

 (3) Mr. Coltharp is the secretary/treasurer of the Company and a director.  He has been secretary/treasurer and a director of the Company since its inception in March 2004.  Mr. Coltharp served as secretary/treasurer of the Company’s predecessor previously known as Tintic-Utah from approximately 1981 until March 2004.

(4) Of these 155,361 shares, 17,429 were received by Mr. Coltharp as a stock dividend and, being registered shares, the certificate(s) representing these shares bear a “control person” legend.  The certificates representing the remaining 137,932 shares bear a standard “restrictive” legend.

(5) Mr. Jack Coombs is the vice president and a director of the Company.  He has been vice president and a director of the Company since its inception in March 2004.  Mr. Coombs served as vice president and a director of the Company’s predecessor previously known as Tintic-Utah from approximately 1981 until March 2004.

(6) Of these 359,272 shares, 104,627 were received in November 2006 by Mr. Combs as a stock dividend and, being registered shares, the certificate(s) representing these shares bear a “control person” legend.  The certificates representing the remaining 254,645 shares bear a standard “restrictive” legend.

 (7) Mr. J. Michael Coombs is an attorney and has acted as our legal counsel since our inception.  He also acted as legal counsel to our predecessor, Tintic-Utah, from approximately 1994 until March 2004 when its name was changed and it engaged in a change of control transaction with Kiwa.  He is not and never has served as an officer or director of us or our predecessor, Tintic-Utah.  Mr. J. Michael Coombs is the son of director and officer, Jack Coombs.

(8) Of these 495,212 shares, 280,449 were received in November 2006 by Mr. Combs as a stock dividend and, being registered shares, the certificate(s) representing these shares bear a “control person” legend.  The certificates representing the remaining 214,763 shares bear a standard “restrictive” legend.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR        INDEPENDENCE.

Related Transactions.

We have not been a party to any transaction, or proposed transaction, in which any director, executive officer, or principal shareholder had or will have a direct or indirect material interest, where:

(1) the amount involved in the transaction or series of similar transactions exceeds $60,000; or (2) the person's interest arises solely from the ownership of our securities, and the person receives no extra or special benefit not shared equally (pro rata) by all holders of the same class of securities.

Our Board of Directors has not adopted or approved any policy regarding future transactions with related third parties.  This is because the Revised Nevada Statutes governing corporations contains provisions which address and govern these types of issues.

No Parent or Subsidiary.

We have no parent or subsidiary corporations at the present time which might create related transactions.

Transactions with Promoters and Control Persons.

Other than two separate stock sale transactions between us and our officers, directors and persons owning 5% of more of our securities, transactions necessary to raise us working capital and continue in business, there have been no related transactions between such persons and the Company since our inception.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K.

None.

Exhibits.

14      Code of Ethics

31.1                     302 Certification of George Christopulos

31.2                   302 Certification of Hugh Coltharp

32                     906 Certification of both George Christopulos

and Hugh Coltharp

99.1 Index Map*

99.2 Property Location Map*

* Exhibits identified with this mark are attached to and made a part of this document in the form of pdf files.

The following Exhibits are incorporated by reference as a part of this Annual Report on Form 10-KSB:

3.1  Articles of Incorporation, which were filed as an exhibit to our Form SB-2/A registration statement

3.2 Bylaws, which were filed as an exhibit to our Form SB-2/A registration statement

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

Aggregate fees for professional services rendered for us by Pritchett Siler & Hardy are set forth below.  The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements.  The aggregate fees included in each of the other categories are fees billed in the fiscal years.  (All reference to “$” in this Annual Report are to United States dollars.)

	FISCAL YEAR 2006	FISCAL YEAR 2005
AUDIT FEES	$ 6,499	$ 5,295
AUDIT-RELATED FEES	$ -	$ -
TAX FEES	$ -	$ 250
ALL OTHER FEES	$ -	$ -
TOTAL	$ 6,499	$ 5,545

Audit fees for the fiscal years ended December 31, 2006 and 2005, were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

Audit-Related Fees as of the fiscal years ended December 31, 2006 and 2005 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the fiscal years ended December 31, 2006 and 2005 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2006 and 2005.

As we do not have a formal audit committee (see end of Item 9 above), the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X.  Further, as we do not have a formal audit committee, we do not have audit committee pre-approval policies and procedures.

SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, Tintic Gold Mining Company has duly caused this Annual Report on Form 10-KSB for its fiscal year ended December 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

TINTIC GOLD MINING COMPANY, Issuer

/s/ George P. Christopulos

George P. Christopulos

Chairman of the Board, President, CEO

And Chief Financial Officer (CFO)

Dated: March 21, 2007

/s/Hugh N. Coltharp

Hugh N. Coltharp

Secretary/Treasurer and director

Dated:  March 21, 2007