Form 10QSB
period 2007-03-31
Tintic Gold Mining CO
filed 2007-05-11
CIK 1301839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549
FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the first quarter ended March 31, 2007

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

Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [  ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of May11, 2007
Common Capital Voting Stock, $0.001 par value per share	2,109,643 shares

FORWARD-LOOKING STATEMENTS

This first Quarterly Report on Form 10-QSB, Financial Statements and Notes to Financial Statements contain forward looking-statements. All statements made in this Report or in another Report incorporated by reference that are not statements of historical fact are forward-looking statements. These include but are not limited to certain statements of expectation concerning the precious metals industry, the demand for precious metals, and the sources and potential for a mining partner or joint venturer who would be interested in financing or working with us to undertake an exploration program on our 44 acres of mineral claims. We do not intend to forecast what may or may not occur in the future, nor will we predict that any particular event may or may not occur. Management emphasizes that it can neither control nor predict many of these risks and uncertainties. Accordingly, we caution the reader not to place undue reliance on any forward-looking statements, which speak only as of the date of the respective Report. Important factors could cause actual results to differ from those expressed in any forward-looking statements.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2007

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

CONTENTS

                                                                                                                                 PAGE

- Unaudited Condensed Balance Sheet,

                March 31, 2007                                                                                      3

- Unaudited Condensed Statements of Operations,

                for the three months ended March 31,

                2007 and 2006 and from inception on December 31, 1997

                through March 31, 2007                                                                        4

- Unaudited Condensed Statements of Cash Flows,

                for the three months ended March 31, 2007 and 2006

                and from inception on December 31,1997

                through March 31, 2007                                                                        5

- Notes to Unaudited Condensed Financial Statements                               6-7

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED BALANCE SHEET

March 31,
2007

ASSETS
CURRENT ASSETS:
Cash	$ 12,128
Total Current Assets	12,128
$ 12,128

LIABILITES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 2,701
Related party advances	1,210
Total Current Liabilities	3,911

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value,
50,000,000 shares authorized,
2,109,643 shares issued and
outstanding March 31, 2007	2,110
Capital in excess of par value	194,165
Deficit accumulated during the
exploration stage	(188,058)
Total Stockholders' Equity	8,217
$ 12,128

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			From inception of
			exploration stage
			on December 31,
	For the Three Months Ended		1997, through
	March 31,		March 31,
	2007	2006	2007

Revenues	$ -	$ -	$ -
Total Revenues	-	-	-

Expenses
General & Administrative	2,966	2,652	120,737
Failed acquisition costs	-	-	85,758
Total Expenses	2,966	2,652	206,495
Loss From Operations	(2,966)	(2,652)	(206,495)
Other Income
Interest Income	-	-	8,632
Interest Expense	-	-	(44)
Gain on Sale of Securities	-	-	8,084
Total Other Income	-	-	16,672
Loss Before Income Taxes	(2,966)	(2,652)	(189,823)

Current Income Taxes (Benefit)	-	-	(1,765)

Deferred Tax Expense	-	-	-
Net Loss	$ (2,966)	$ (2,652)	$ (188,058)

Loss per Share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From inception of
			exploration stage
			on December 31,
	For the Period Ended		1997, through
	March 31,	March 31,	March 31,
	2007	2006	2007
Cash flows used in operating activities:
Net income (loss)	$ (2,966)	$ (2,652)	$ (188,058)
Adjustments to reconcile net loss to cash used
in operating activities
Non-cash stock issued for services rendered	-	-	97,846
Loss from sale of securities	-	-	(8,086)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable	(48)	(113)	2,554
(Decrease) in income taxes payable	-	-	(565)
Net cash used in operating activities	(3,014)	(2,765)	(96,309)
Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,962
Net cash flows provided by investing activities	-	-	16,353
Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from related party advances	-	-	1,210
Proceeds from sale of common stock	-	-	55,000
Net cash flows from financing activities	-	-	59,711
Net increase (decrease) in cash	(3,014)	(2,765)	(20,245)
Cash and cash equivalents at beginning of period	15,142	6,526	32,373
Cash and cash equivalents at end of period	$ 12,128	$ 3,761	$ 12,128

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ 3,565

Supplemental Schedule of Noncash Investing and Financing Activities
	$ -	$ -

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

NOTES UNAUDITED TO CONDENSED FINANCIAL STATEMENTS

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

Condensed Financial Statements.  The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At March 31, 2007, there were 2,109,643 shares issued and outstanding.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

NOTES UNAUDITED TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Advances – As of March 31, 2007 officers and shareholders of the Company had advanced the Company a total of $1,210.  The advances bear no interest and are due on demand.

Management Compensation - For the periods ended March 31, 2007 and 2006, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

NOTE 4 - GOING CONCERN

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

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Period Ended
	March 31,
	2007	2006

Loss from continuing available to
common shareholders (numerator)	$ (2,966)	$ (2,652)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	2,109,643	1,509,643

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

On  October 18, 2006, nearly two years after our initial submission of a Form SB-2 registration statement to the Securities and Exchange Commission ("Commission"), the Commission allowed our Form SB-2/A registration statement to go effective. This effort registered the declared stock dividend and consequent distribution of 1,009,643 shares to the shareholders of our former Utah parent corporation as of March 5, 2004. For more information in this regard, reference is made to our seventh amended Form SB-2/A on file on the Commission's website known as Edgar. This document contains, within it, the prospectus that was mailed out to our shareholders in November 2006.

During April 2007, we received notice from the NASD that we had been given an OTC Bulletin Board symbol.  That symbol is TMGG.OB.

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

Selected Financial Data

Because we had no exploration or other operational mining-related activities during the quarter that resulted in revenues, selected financial data would not be particularly meaningful. Reference is thus made to our quarterly financial statements included in Item 1 above. All of our activities during the quarter were devoted towards phase two of our business plan, which is locating a joint venture mining partner. This is also difficult to pursue during the winter months in that our mining claims are largely inaccessible during such months.  During our third quarter of last year, we did conduct a tour of our mineral claims with a project manager employed by a large U.S. mining company whose stock trades on the New York Stock Exchange. Our expert and consulting geologist, Mr. Bruce Yeomans, accompanied us on that tour. This project manager of the subject mining company had previously been given a copy of our geology report authored by Mr. Yeomans.

We have recently had limited discussions with a large Canadian mining company whose stock trades on the American Stock Exchange (AMEX), all of which is more fully explained below.

During our fourth quarter of last year, our officers and directors and a major shareholder invested $30,000 in us in exchange for the issuance of a total of 600,000 "restricted" shares, an investment at $0.05 per share. After paying bills that had accumulated, the cash in our checking account on March 31, 2007, was $12,128. We currently have $9,568.75 in cash in our checking account.  Other than what we may currently owe our auditors and our legal counsel, we have no other outstanding bills or payables that we are aware of as of the date of this report.

Liquidity and Capital Requirements

Even with the additional $30,000 of investment capital that we obtained in our fourth quarter of last year, we lack the necessary capital to implement a full-fledged mineral exploration program. Since our incorporation in Nevada in March 2004 and since the acquisition of our mineral claims from our then-parent corporation, our working capital has been funded by an investment made in us from our officers and directors and one shareholder.

Given that we received a $30,000 cash infusion last quarter, we will be able to satisfy our cash requirements for at least 12 months from then in that $30,000 should be sufficient to satisfy our cash requirements during that period and keep us current in our 1934 Exchange Act reporting obligations. If more capital is needed upon the expiration of the next 12 months, these same officers, directors and the one shareholder will make a further investment with us. We believe that within the next three (3) years from October 2006, we should be able to complete our business plan. If not, we will know by then what it will take to complete it. Management believes that the ability to locate and "sign up" a joint venture partner or mining company partner of some kind may be difficult, and will depend upon a variety of factors such as the price of gold and zinc over the next year or two, the cost of mining exploration at that time, the ability of a joint venture partner to tie up a lot of ground in the Tintic Mining District, the absence of future EPA clean up plans in the District, and possibly, interest rates, factors and circumstances that are beyond our control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. Further, we are unable to guarantee that at the expiration of three years from the date that our registration statement with the Commission became effective, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next three years, particularly if there is likelihood that we will be able to complete our business plan if we continue beyond the next three years.

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

To implement our business plan and engage in an exploratory drilling program on our Emerald, Diamond and Ruby Claims, we will need substantial additional funding and expertise from a strategic mining partner or joint venturer. Because this requirement is in the more distant future and because, over the last two years, we have devoted our time and energy into completing our SB-2/A registration statement, management is only beginning to develop specific methods or plans of contacting and seeking out such possible joint venture and partnership candidates. As of the date of this Quarterly Report we have only contacted perhaps half a dozen persons or entities that we believe would be interested in so participating. See discussion under "Management's Plan of Operation" below. At the same time, no assurance can be given that we can or will enter into a joint venture and or other partnership relationship necessary to fund the exploration of our mineral claims as contemplated in our Plan of Operation below, namely, our proposed drilling exploration plan or program.

We have few assets and limited capital, with no operations and no current sources of income.

It is anticipated that we will require only limited capital to maintain our corporate viability and the funds necessary for this limited purpose will be provided by officers and directors for at least the next three years. However, unless we are able to enter into a partnership or joint venture relationship with an experienced mining entity willing to finance our intended exploration, it is unlikely that we will be able to achieve our operational goals. In such event, management will be forced to look at other business opportunities, the form of which we cannot now predict.

In 2002, the EPA declared the Eureka, Utah, area, approximately 3 miles from us, as a "Super-Fund" site for lead contamination. The EPA is reputedly spending as much as $40 million in clean-up costs. These clean-up efforts, so we are told, should be completed within the next 3 years. Because our mineral claims are not in Eureka and because we never had a mill or significant mining dump of any kind on them, we believe that there is virtually no likelihood that the EPA would ever assess us for any historical pollution or contamination of any kind.

MANAGEMENT'S PLAN OF OPERATION

Between the date of our incorporation on March 8, 2004 and October 18, 2006, the date that the U.S. Securities and Exchange Commission declared our SB-2/A registration statement effective, our energies were solely devoted to carrying out our Distribution Agreement with Tintic-Utah, a copy of which was attached to our original SB-2 registration statement, a document available on the SEC's data base known as Edgar. Reference is made to www.sec.gov.  Having completed the distribution of our shares as per our SB-2/A registration statement, we now have the time and opportunity to pursue our business plan, namely, locating a joint venture mineral exploration partner. The specifics of our business plan or Plan of Operation is set forth in the section immediately below.

Plan of Operation for the Next Twelve to Eighteen Months.

As per our agreement with Tintic-Utah, our former parent corporation, in consideration for the distribution of our shares to shareholders of Tintic-Utah on the record date of March 5, 2004, we have been conveyed the subsurface mineral rights on approximately 44 acres of land located in the heart of the Tintic Mining District of Juab County, Utah, near the town of Mammoth, Utah (subject to a 3% net smelter royalty in favor of an individual named Chase Hoffman). During the next twelve to eighteen months, we will attempt to identify and contract with a mineral exploration company that will agree to search for minerals that may underlie our Claims. During the time our search is in progress, the small amounts of cash required to maintain our operations, as well as the costs associated with the identification of and contracting with a mineral exploration company partner, will be provided by what cash we now have on hand and if that money is exhausted, by our officers and directors. Our officers and directors have agreed to make the type of equity investment in us that is necessary for us to complete our work sequences identified below. At the same time, our officers and directors are NOT under any contractual obligation with the Company to finance us; they are doing so because they want to. We do NOT have any written agreement with them in this regard nor do we intend to enter into one. Future funding by our officers and directors may come from the exercise of options to purchase our common stock and/or through future agreements between us and our officers and directors negotiated on terms equivalent or better than those terms negotiated on an arms-length basis. As a result, we do not believe there will be the need to raise additional funds during at least the next twelve to eighteen months, other than through our officers and directors, if and when required. Since our officers and directors have agreed to provide us with the funding necessary to complete our work sequences or "milestones" identified below, work sequences that are essentially now completed, we consider this a legal obligation to such extent simply because investors and shareholders may rely on this funding commitment.

Management is NOT interested at this time in going to the expense or trouble of directly raising, on a secondary offering or private placement basis, either $517,000 or $2.141 million to engage in drilling exploration programs of our own and on our own.  This is because we lack the expertise and experience ourselves to implement and oversee such a large project. See the paragraph below titled "The Phased Nature of Our Planned or Proposed Exploration Program." We also believe and are informed that such a money raising effort would be very expensive in terms of the cost thereof and we would rather spend what limited resources we have on locating a mineral exploration joint venture partner. We also have no idea what securities brokerage firm, if any, would possibly be interested in underwriting such an effort. Since the increased price of metals starting in early 2004 appears to have made the overall exploration environment more financing-friendly (silver, for example, having recently attained over $13 per ounce and gold being over $665 per ounce) and based on the history of the Tintic Mining District, we believe that it makes far more sense to do what is necessary to attract an experienced and well financed mineral exploration partner or joint venturer. This is our basic plan of operation at the present time.

In order to attract mineral exploration company partners and pursue an exploration program of our mineral claims, we need a specific and realistic business plan for this purpose. We therefore hired Mr. Bruce Yeomans, our expert and consulting geologist, to prepare an extensive geology report. This task was finally completed approximately two years ago. Because Mr. Yeomans' report provides a comprehensive evaluation of our properties, including exploration targets, we have included or summarized portions of such report below. Our plan to explore our mineral claims now focuses on, based on such report, not only evaluating certain specific exploration targets identified below but also completing seven (7) separate work sequences identified below, the cost of which shall be borne by us with what capital we have.  If not, current officers and directors have communicated their commitment to fund the cost of these work sequences, including the cost of paying future Edgarization, accounting and legal fees and expenses, all by making an additional equity investment in us.

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

We have NOT identified any one potential mineral exploration partner. There are several large mining companies in the United States, Canada and elsewhere that we believe may be interested in our mineral claims. Accordingly, there would be no reason to target just one or two companies. In the meantime and as stated above, in September 2006, we provided our geology report to a large or major U.S.-based mining company, that is, just before winter. We also took one of their project managers on a day-long tour of our property.

The reader also needs to appreciate that between November and April, the winter weather conditions tend to make it difficult to tour our mineral claims.  If nothing else, it is often very muddy during this period and there is always risk, when engaging in a property tour during this period, that vehicles will get stuck in the mud.  As a result, most mining people we have had discussions with want to wait until the ground is dry and solid and the weather is more favorable before conducting a physical property tour.

During January of our first quarter of this year, a principal of a large Canadian mining company whose stock trades on the American Stock Exchange (AMEX) also spent time touring the Tintic Mining District and meeting with at least one large property owner.  We had conversations with this principal at that time.  We have since provided this company with a copy of our geology report.  We have also since learned that this company is interested in doing something in the District but it desires to ensure that the Environmental Protection Agency (EPA) is completing its clean up projects in the Eureka area.  We have also learned that this company is trying to meet with the EPA and determine if they or their state counterpart intends to undertake any additional environmental clean up operations in the Mammoth area, namely, the very area where our property is located. Specifically, it is our understanding that the company is seeking assurances from the EPA and its state counterpart that if it were to engage in exploratory mining operations in the Mammoth area, that the company would not be liable for past contamination not caused by them.  We have been told that this mining company is spending significant funds on attorney’s fees negotiating with environmental authorities in this regard.  We do not know what the status of such negotiations is.  We do believe that if the EPA or the Utah Department of Environmental Quality (DEQ) communicates to this company that they would be liable for clean up costs in the Mammoth area, then this company will likely have little if any interest in pursuing operations in the District.  However, this remains to be seen.  If this occurs, and we do not know if it will, this will likely seriously dampen our ability to attract a suitable joint venture mining exploration partner in the near future.  In fact, if such occurs, it could unfortunately mean that Phase Two of our Plan of Operation will be very difficult, if not impossible, to accomplish in the near future.

As indicated above, between September 2006 and now, we have not conducted any additional property tours with any mining company prospects because of the winter weather conditions.  We are hopeful that one of the large mining companies referenced above will be interested in further touring of our properties this spring or summer.  Both of the foregoing prospects have indicated an intention of doing so but as of the date of this report, we have heard nothing further from them.

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

Recommended Phase I Expenditures

Item	Expenses in US$
Drilling: Reverse Circ: 10 holes, 8400 ft @ $45/ft	$378,000
Roads and sites	$7,500
Reclamation	$8,500
Bonding	$20,000
Assays: FA/AA, 1680 samples @ $25	$42,000
Supplies: splitter, boxes, bags, etc.	$5,000
Geological Consultants 1 @ 2 months @ $8000/mo	$16,000
Resource Estimate	$10,000
Lodging, meals, expenses	$5,000

Contingency +/- 5%	$24,600
TOTAL PHASE I RECOMMENDED EXPENDITURE	$516,600

Recommended Phase II Expenditures

Item	Expenses in US$
Drilling: Reverse Circ: 20 holes, 20000 ft @ $45/ft	$900,000
Core-HQ-size: 10 holes, 10,000 ft @ $65/ft	$650,000
Roads and sites	$15,000
Reclamation	$18,000
Bonding	$40,000
Assays: FA/AA, 6000 samples @ $25	$150,000
Supplies: splitter, boxes, bags, etc.	$20,000
Geological Consultants 3 @ 4 months @ $8000/mo	$96,000
Resource Estimate and Engineering Studies	$100,000
Lodging, meals, expenses	$50,000
Contingency +/- 5%	$101,950
TOTAL PHASE II RECOMMENDED EXPENDITURE	$2,140,950

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

Time Frame Involved in Investigating and Negotiating a Contract with a Joint Venture Partner.

We do not know and have no way of knowing the anticipated time frame involved in which our management will investigate each prospective or potential joint venture mineral exploration partner, let alone how long it would take each of them to investigate us or negotiate a contract with us. As we have repeatedly stated in our Edgar filings, we intend to approach large mining companies that have, or have had, the funding to finance exploration in the United States or which have otherwise done mineral exploration work in Utah and the surrounding states. Among other places, part of this information is available through the Rocky Mountain Mineral Law Foundation headquartered in Colorado and also, the Utah Mining Association headquartered in Salt Lake City, both of which have websites. We do not think it appropriate to identify them by name in this document and without their written consent. Having said this, we believe that a potential joint venture candidate will probably spend more time investigating us than we will spend investigating them. Accordingly, we would have no way of predicting how long investigating us and our mineral claim properties would take for each individual and potential joint venture mining partner we intend to approach nor would we have any way of predicting how long it would take to negotiate any kind of contract with each such individual and prospective joint venture mining partner. This would of course depend on them as much or more as us and it would also depend on how much of a hurry they would be in to complete an agreement with us.

As we have also recently learned, the ability of a large, major mining company to tie up much of the acreage in the Tintic Mining District is a factor that bears directly on our ability to attract a joint venture mining partner.  Put another way, it is highly unlikely that a large prospective mining partner would want to acquire our Claims in some fashion if it could NOT similarly acquire surrounding or contiguous mining claim acreage.  At the same time, if the EPA or the state corollary of the EPA, namely, the Utah Department of Air Quality, has any intention of undertaking clean up operations in the Mammoth area where our Claims are located, we believe it is doubtful that we will be able to attract a joint venture mining partner until that task is completed.  If that occurs and we become legally and realistically incapable of attracting a joint venture mining partner as a result, we will be forced to look at other business opportunities for the Company, the form of which we cannot, at this time, predict.

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

Future Need to Obtain a Mineral Exploration Permit from DOGM.

In the event that we obtain the mining partners or joint venturers necessary to engage in a mineral exploration program, we, or our partner(s), will have to incur the added expense of going through the state regulatory process necessary to obtain the requisite mining exploratory permits. We do not at this time know the cost of going through the permitting process; however, based on our legal counsel's discussions with the Utah Department of Oil, Gas & Mining (DOGM), we do not believe this cost would be substantial. We would hope that any exploration partner or joint venturer we enter into business with will have gone through this process before and will thus have the staff, know-how, and other resources and capabilities to proceed through this process quickly and efficiently. The permitting process in this regard directly affects our Plan of Operation because it requires the expenditure of additional funds, funds in addition to those necessary to actually explore our mineral claims.

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

Item 3A(T).  Controls and Procedures.

Management's Quarterly Report on Internal Control Over Financial Reporting.

As of the end of the period covered by this quarterly report, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, they concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management to allow for timely decisions regarding required disclosure, all as is, in turn, required to be included in our periodic Commission reports. Even though we are a small operation and have had relatively little business activity from one quarter to the next, we believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our management has concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. Having said this, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Changes in internal control over financial reporting.

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No shares were issued during the quarter.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other information.

During April 2007, we received notice from the NASD that we had been given an OTC Bulletin Board symbol.  That symbol is TMGG.OB.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

None. All Sarbanes-Oxley certifications are after the signature line at the end of this document.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TINTIC GOLD MINING COMPANY
 (Issuer)

Date:	May 11, 2007	By:	/s/George P. Christopulos
George P. Christopulos

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 11, 2007	By:	/s/George P. Christopulos
George P. Christopulos
Chairman of the Board