Form 10QSB
period 2007-09-30
Tintic Gold Mining CO
filed 2007-11-07
CIK 1301839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549
FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the third quarter ended September 30, 2007

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

Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [  ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 6, 2007
Common Capital Voting Stock, $0.001 par value per share	2,109,643 shares

FORWARD-LOOKING STATEMENTS

This third Quarterly Report on Form 10-QSB, Financial Statements and Notes to Financial Statements contain forward looking-statements. All statements made in this Report or in another Report incorporated by reference that are not statements of historical fact are forward-looking statements. These include but are not limited to certain statements of expectation concerning the precious metals industry, the demand for  precious metals, and the sources and potential for a mining partner or joint venturer who would be interested in financing or working with us to undertake an exploration program on our 44 acres of mineral claims. We do not intend to forecast what may or may not occur in the future, nor will we predict that any particular event may or may not occur. Management emphasizes that it can neither control nor predict many of these risks and uncertainties. Accordingly, we caution thereader not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. Important factors could cause actual results to differ from those expressed in any forward-looking statements.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

CONTENTS

PAGE
- Unaudited Condensed Balance Sheet, September 30, 2007	4
- Unaudited Condensed Statements of Operations, for the three months and nine months ended September 30, 2007 and 2006 and from inception on December 31, 1997 through September 30, 2007	5
- Unaudited Condensed Statements of Cash Flows, for the nine months ended September 30, 2007 and 2006 and from inception on December 31,1997 through September 30, 2007	6
- Notes to Unaudited Condensed Financial Statements	7-8

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED BALANCE SHEET

September 30,
2007

ASSETS
CURRENT ASSETS:
Cash	$ 2,222
Total Current Assets	2,222
$ 2,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 136
Related party advances	1,210
Total Current Liabilities	1,346

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value,
50,000,000 shares authorized,
2,109,643 shares issued and
outstanding September 30, 2007	2,110
Capital in excess of par value	194,165
Deficit accumulated during the
exploration stage	(195,399)
Total Stockholders' Equity	876
$ 2,222

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From inception of
					exploration stage
					on December 31,
	For the Three Months Ended		For the Nine Months Ended		1997, through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Revenues	$ -	$ -	$ -	$ -	$ -
Total Revenues	-	-	-	-	-

Expenses
General & Administrative	1,939	7,156	10,307	12,305	128,078
Failed acquisition costs	-	-	-	-	85,758
Total Expenses	1,939	7,156	10,307	12,305	213,836
Loss From Operations	(1,939)	(7,156)	(10,307)	(12,305)	(213,836)
Other Income (Expense)
Interest Income	-	-	-	-	8,632
Interest Expense	-	-	-	-	(44)
Gain on Sale of Securities	-	-	-	-	8,084
Total Other Income	-	-	-	-	16,672
Loss Before Income Taxes	(1,939)	(7,156)	(10,307)	(12,305)	(197,164)

Current Income Taxes (Benefit)	-	-	-	-	(1,765)

Deferred Tax Expense	-	-	-	-	-
Net Loss	$ (1,939)	$ (7,156)	$ (10,307)	$(12,305)	$ (195,399)

Loss per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From inception of
			exploration stage
			on December 31,
	For the Nine Months Ended		1997, through
	September 30,	September 30,	September 30,
	2007	2006	2007
Cash flows used in operating activities:
Net income (loss)	$ (10,307)	$ (12,305)	$ (195,399)
Adjustments to reconcile net loss to cash used
in operating activities
Non-cash stock issued for services rendered	-	-	97,846
Loss from sale of securities	-	-	(8,086)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable	(2,613)	6,697	(11)
(Decrease) in income taxes payable	-	-	(565)
Net cash used in operating activities	(12,920)	(5,608)	(106,215)
Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,962
Net cash flows provided by investing activities	-	-	16,353
Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from related party advances	-	-	1,210
Proceeds from sale of common stock	-	-	55,000
Net cash flows from financing activities	-	-	59,711
Net increase (decrease) in cash	(12,920)	(5,608)	(30,151)
Cash and cash equivalents at beginning of period	15,142	6,526	32,373
Cash and cash equivalents at end of period	$ 2,222	$ 918	$ 2,222

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ 3,565

Supplemental Schedule of Noncash Investing and Financing Activities
	$ -	$ -

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

Following the organization of the Company, Parent transferred all of its mining claims to the Company in exchange for 1,009,643 shares of the Company’s common stock.  The mining claims include three patented mining claims known as the Emerald, Ruby and Diamond Lode Mining Claims located in the central portion of the Tintic Mining District, Juab County, Utah.

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

Condensed Financial Statements.  The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At September 30, 2007, there were 2,109,643 shares issued and outstanding.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Advances – As of September 30, 2007 officers and shareholders of the Company had advanced the Company a total of $1,210.  The advances bear no interest and are due on demand.

Management Compensation - For the periods ended September 30, 2007 and 2006, the Company did not pay any compensation to any officer or director of the Company.

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

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Loss from continuing operations available to common shareholders
(numerator)	$ (1,939)	$ (7,156)	(10,307)	(12,305)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	2,109,643	1,509,643	2,109,643	1,509,643

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

We have an OTC Bulletin Board symbol which is TMGG.OB.

Having completed the first phase of our business plan and plan of operation that involved getting a comprehensive geology report on our claims completed, we have been in the position for sometime now of pursuing the second phase of our business plan. This is the phase in which we are attempting to obtain a joint venture mining exploration partner to finance and engage in the exploration of our patented mining claims.

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

During our fourth quarter of last year, our officers and directors and a major shareholder invested $30,000 in us in exchange for the issuance of a total of 600,000 "restricted" shares, an investment at $0.05 per share. After paying bills that had accumulated, the cash in our checking account on September 30, 2007, was $2,222. We currently have $2,222 in cash in our checking account.  Other than what we may currently owe our auditors and our legal counsel, we have no other outstanding bills or payables that we are aware of as of the date of this report.

Earlier in the year, we had limited discussions with a fairly large Canadian mining company whose stock trades on the American Stock Exchange (AMEX), all of which is more fully explained below.

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

 Given that we received a $30,000 cash infusion in our fourth quarter of 2006, we believe that we will only be able to satisfy our cash requirements until the end of this fiscal year. If more capital is needed by December of this year, these same officers, directors and the one shareholder will make a further investment with us. We believe that within the next 18 months, we should be able to complete our business plan. If not, we will know by then what it will take to complete it. Management believes that the ability to locate and "sign up" a joint venture partner or mining company partner of some kind may be difficult, and will depend upon a variety of factors such as the price of gold and zinc over the next year or two, the cost of mining exploration at that time, the ability of a joint venture partner to tie up a lot of ground in the Tintic Mining District, the absence of future EPA clean up plans in the District, the ability of a joint venture mining partner to feel comfortable with what the EPA will require of them, and possibly, interest rates, factors and circumstances that are beyond our  control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. So far we have been unsuccessful.  Further, we are unable to guarantee that at the expiration of 18 months from now, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the 18 months, particularly if there is likelihood that we will be able to complete our business plan if we continue beyond the next 18 months.  As it is, we are starting to be concerned that the prospects of fulfilling our business plan look bleak.  If that is indeed the case, we may have to explore other possibilities for the Company, the form of which we cannot now predict.  If nothing else, we may have to significantly modify our business plan.

 On the other hand, it is also conceivable that we can locate a joint venture partner within the next 18 months or, we might learn that we cannot locate a joint venture partner within that time frame. If management does not desire to loan or advance sufficient funds to continue beyond the next 18 months for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time as to do so would be highly speculative on our part.

To implement our business plan and engage in an exploratory drilling program on our Emerald, Diamond and Ruby Claims, we will need substantial additional funding and expertise from a strategic mining partner or joint venturer.   So far, we have exercised limited methods or plans of contacting and seeking out such possible joint venture and partnership candidates. As of the date of this Quarterly Report we have only contacted perhaps half a dozen persons or entities that we believe would be interested in so participating. See discussion under "Management's Plan of Operation" below. At the same time, no assurance can be given that we can or will be able to enter into a joint venture and or other partnership relationship necessary to fund the exploration of our mineral claims as contemplated in our Plan of Operation below, namely, our proposed drilling exploration plan or program.  At the present time, we lack the capital and have no interest or other ability to raise the money necessary to carry out a mineral exploration program of our own.

We have few assets and limited capital, with no operations and no current sources of income.

It is anticipated that we will require only limited capital to maintain our corporate viability and the funds necessary for this limited purpose will be provided by officers and directors for at least the next 18 months or longer. However, unless we are able to enter into a partnership or joint venture relationship with an experienced mining entity willing to finance our intended exploration, it is unlikely that we will be able to achieve our operational goals. In such event, management will be forced to look at other business opportunities, the form of which we cannot now predict.

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

Plan of Operation for the Next Twelve to Eighteen Months.

As per our agreement with Tintic-Utah, our former parent corporation, in consideration for the distribution of our shares to shareholders of Tintic-Utah on the record date of March 5, 2004, we have been conveyed the subsurface mineral rights on approximately 44 acres of land located in the heart of the Tintic Mining District of Juab County, Utah, near the town of Mammoth, Utah (subject to a 3% net smelter royalty in favor of an individual named Chase Hoffman). During the next twelve to eighteen months, we will attempt to identify and contract with a mineral exploration company that will agree to search for minerals that may underlie our Claims. During the time our search is in progress, the small amounts of cash required to maintain our operations, as well as the costs associated with the identification of and contracting with a mineral exploration company partner, will be provided by what cash we now have on hand and if that money is exhausted, by our officers and directors. Our officers and directors have agreed to make the type of equity investment in us that is necessary for us to complete our work sequences identified below. At the same time, our officers and directors are NOT under any contractual obligation with the Company to finance us; they are doing so because they want to. We do NOT have any written agreement with them in this regard nor do we intend to enter into one. Future funding by our officers and directors may come from the exercise of options to purchase our common stock and/or through future agreements between us and our officers and directors negotiated on terms equivalent or better than those terms negotiated on an arms-length basis. As a result, we do not believe there will be the need to raise additional funds between now and the next 18 months, other than through our officers and directors, if and when required. Since our officers and directors have agreed to provide us with the funding necessary to complete our work sequences or "milestones" identified below, work sequences that are essentially now completed, we consider this a legal obligation to such extent simply because investors and shareholders may rely on this funding commitment.

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

In order to attract mineral exploration company partners and pursue an exploration program of our mineral claims, we need a specific and realistic business plan for this purpose. We therefore hired Mr. Bruce Yeomans, our expert and consulting geologist, to prepare an extensive geology report. This task was finally completed in 2005. Because Mr. Yeomans' report provides a comprehensive evaluation of our properties, including exploration targets, we have included or summarized portions of such report below. Our plan to explore our mineral claims now focuses on, based on such report, not only evaluating certain specific exploration targets identified below but also completing eight (8) separate work sequences identified below, the cost of which shall be borne by us with what capital we have.  If not, current officers and directors have communicated their commitment to fund the cost of these work sequences, including the cost of paying future Edgarization, accounting and legal fees and expenses, all by making an additional equity investment in us.

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

We have NOT identified any one potential mineral exploration partner. There are several large mining companies in the United States, Canada and elsewhere that we believe may be interested in our mineral claims. Accordingly, there would be no reason to target just one or two companies. In the meantime and as stated above, last year, we provided our geology report to a large or major U.S.-based mining company. We also took one of their project managers on a day-long tour of our property.

During January of our first quarter of this year, 2007, a principal of a large Canadian mining company whose stock trades on the American Stock Exchange (AMEX) also spent time touring the Tintic Mining District and meeting with at least one large property owner.

We had brief conversations with this principal at that time.  During our first quarter, we provided this company with a copy of our geology report.  Last quarter, we learned, however, that this company has abandoned its interest in the District for reasons, we are told, unrelated to the District’s mining potential.  Specifically, we are told that, among other reasons, the company was unable to get adequate assurances from the EPA that it wouldn’t be liable for past contamination caused by another operator if it were to do exploratory work or engage in mining operations, particularly in the Mammoth area, an area NOT within the EPA’s current Superfund designation.  As a result, this company decided that it would be unduly expensive and difficult to engage in exploration activity in the District.  It could be that this company was also unable to negotiate with other property owners in the District whose property they wanted to acquire or lock up in some fashion.  Unfortunately, we are not privy to all the reasons or details.  This decision by a large mining company to abandon its interest in the District, and the Mammoth area in particular, may unfortunately hamper our ability to attract a suitable joint venture mining exploration partner in the near future.  If it turns out that other mining companies are similarly not interested in the District because they are unable to work with the EPA and/or other land owners, this could unfortunately mean that our Plan of Operation will be very difficult, if not impossible, to accomplish in the near future or at all.  This would also explain why, since we filed our registration statement with the Commission in October 2004, over 3 years ago, we have not been particularly successful in attracting an interest in our mining claims.

As indicated above, between the end of last year and now, we have not conducted any additional property tours with any mining company prospects.  We are hopeful that a potential joint venture partner will be interested in touring of our properties next spring but we have had no indications of interest or requests to do so as of the date of this report.

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

As we have also recently learned, the ability of a large, major mining company to tie up much of the acreage in the Tintic Mining District is a factor that bears directly on our ability to attract a joint venture mining partner.  Put another way, it is highly unlikely that a large prospective mining partner would want to acquire our Claims in some fashion if it could NOT similarly acquire surrounding or contiguous mining claim acreage.  We have no way of assessing the ability of a large mining company to acquire or tie up a lot of acreage in the Tintic Mining District nor do we know what amount of acreage a large mining company would want or need to tie up.  At the same time, if the EPA or the state corollary of the EPA, namely, the Utah Department of Environmental Quality, has any intention of undertaking clean up operations in the Mammoth area where our Claims are located, we believe it is highly doubtful that we would then be able to attract a joint venture mining partner until such a task were completed, a task that may take years.  If that occurs and we become legally and realistically incapable of attracting a joint venture mining partner as a result, we will have no choice but to look at other business opportunities for the Company, the form of which we cannot, at this time, predict.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31 302 Certification of George P. Christopulos

32 906 Certification

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TINTIC GOLD MINING COMPANY
 (Issuer)

Date:	November 6, 2007	By:	/s/George P. Christopulos
George P. Christopulos

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 6, 2007	By:	/s/George P. Christopulos
George P. Christopulos
Chairman of the Board