Form 10KSB
period 2007-12-31
Tintic Gold Mining CO
filed 2008-03-24
CIK 1301839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

As of the close of business on December 31, 2007, our fiscal year-end, and, as of the date of this annual report, the aggregate market value of our voting stock held by non-affiliates, an amount consisting of a total of 439,059 shares, was determined to be $65,859 or $0.15 per share.  This calculation is based on the fact that while there is currently a thinly traded public market for our shares, shares which trade on the Over the Counter Bulletin Board (OTCBB) under the symbol TMGG, we had no trades in our stock during our fourth quarter ended December 31, 2007, even though the last trade was at $0.50 per share.  Based on the recent lack of trading activity in our stock, we believe that valuing these shares at $0.15 per share for the purpose of this annual report is reasonable under the circumstances.  This is not to ignore that no common equity stock was sold by the Company during the fiscal year from which an alternative computation could be made under the above-formula.

 (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the last practicable date:

As of the date of this document, the Issuer had 2,109,643 shares issued and outstanding.

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

TABLE OF CONTENTS

RISK FACTORS

4

PART I

8

ITEM 1.  DESCRIPTION OF BUSINESS

8

ITEM 2. DESCRIPTION OF PROPERTY

14

ITEM 3.  LEGAL PROCEEDINGS.

18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND REPORTS TO SHAREHOLDERS.                                                                                                                                               19

PART II

19

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

19

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

21

ITEM 7.  FINANCIAL STATEMENTS.

33

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.                                                                                                                               46

ITEM 8A.  CONTROLS AND PROCEDURES.

46

ITEM 8B.  OTHER INFORMATION.

46

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.           46

ITEM 10.  EXECUTIVE COMPENSATION

48

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

49

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.                                                                                                                                                50

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

50

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

51

SIGNATURES

52

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

2. TO CARRY OUT OUR BUSINESS PLAN WE MAY BE REQUIRED TO RELY ON CONSULTANTS, OUTSIDE EXPERTS AND INDEPENDENT CONTRACTORS, WHICH WOULD SUBSTANTIALLY ADD TO OUR COST OF DOING BUSINESS. Because our members of management are neither experienced nor educated in the mining industry, we will likely be required to rely on consultants, outside experts and other independent contractors in our efforts to implement our business plan. These stages will include staking, evaluation, permitting or licensing and assessment activities. If and when funding for these purposes becomes available, if it does, these stages will also likely include cleaning and dewatering old mine workings in order to conduct sampling and assaying, not to mention possible drilling in old shafts and stopes (i.e., underground lateral tunnels) in anticipation of locating favorable or prospective mineralization. Assuming we become financially able to initiate exploration activities, we will have to rely on others to perform such exploratory services, with all the inherent and attendant risks of employing others for important, if not dangerous, functions. No assurance can be given that we will be able to locate contractors with which we will work, within acceptable fee arrangements, or that these persons or entities will be competent. At the same time, no assurance can be given that such persons, if any, will have the experience and skill necessary to assist us in successfully executing and carrying out our proposed business plan and plan of operation. This is not to ignore that we may also be at risk for any violations of the law committed by those persons, their employees or any contractors we would use or hire to conduct staking, drilling, testing, and other exploratory work.

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

While we can make no assurance that we will be able to locate a joint venture partner willing to oversee and finance the exploration of our Mineral Claims, it is noteworthy that the prices of precious metals have improved dramatically in the last 3 or 4 years. Furthermore, the EPA, which was conducting clean-up operations in the Eureka, Utah, area, approximately 3 miles from our Claims, will complete such operations over the next 2 to 3 years. We believe that these two factors greatly enhance the prospects of attracting a joint venture partner experienced in mineral exploration, certainly more than in recent years past, though no assurance can be made in this or any other regard.  Having said this, we have not been successful during the last two years in our efforts to attract a joint venture mining partner.  Our current lack of success is discussed in more detail in the Item 6 of Part II below titled MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The cost of becoming a reporting company is not insubstantial and the cost of continuing to file all necessary reports with the Commission and obtain the necessary audits and other accountings will continue to drain our capital reserves. Because we were running out of capital at the end of our fiscal year, in January of this year, 2008, four affiliates of us advanced or loaned the Company a total of $15,000.  This new infusion of investment capital has given us the funding to pay outstanding bills incurred in 2007 and to further finance our accounting costs and fees and thus, our reporting obligations into the near future.

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

8. WE ARE DEPENDENT UPON OUR DIRECTORS AND OFFICERS AND THEREFORE, THEIR LOSS WOULD LIKELY HAVE AN ADVERSE MATERIAL IMPACT UPON US. At present, we are wholly dependent upon the personal efforts and abilities of our officers and directors, persons who served on and with our predecessor and prior parent corporation since 1981 and who exercise control over our day-to-day affairs. As set forth above and at such time as we exhaust our current capital reserves, we are also reliant upon these same officers and directors to financially support us in our reporting obligations. Though we will likely be able to maintain our reporting obligations over the next two (2) years, there can be no assurance that, in that time, we will succeed in finding a suitable joint venture mineral drilling exploration partner willing to explore our claims or any others that we might acquire in the future, or that our proposed Plan of Operation will, in that time, prove successful. To be sure, and even with the recently enhanced price of gold, we have not been at all successful during the last two years attracting any joint venture mining partner interest in us or our properties.  If we cannot carry out our business plan, we will be required to entertain or pursue another business course of action for the Company.

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

9. A SPARCE TRADING MARKET CURRENTLY EXISTS FOR OUR STOCK AND BECAUSE WE CAN MAKE NO ASSURANCE THAT A TRADING MARKET IN OUR SECURITIES WILL EVER DEVELOP, PERSONS WHO INVEST IN OUR SECURITIES MAY HAVE A DIFFICULT TIME GETTING OUT OF THEIR INVESTMENT. Since our inception in March 2004, no market has existed, or presently exists, for our common capital stock. During our 2007 fiscal year, we obtained an Over-the-Counter Bulletin Board (OTCBB) symbol for our common stock.  It is TMGG.OB. Having obtained an OTCBB symbol, we believe that the market price for shares of our common stock may likely continue to be volatile and otherwise trade at a large spread between the bid and asked prices. To be sure, numerous factors beyond a company's control may have significant impact, from time to time, on the price of its common stock, with adverse consequences. Though our stock is not as yet trading, and no assurance can be made that it will, stock markets generally or often experience extreme price and volume fluctuations that can, and do, greatly affect the stock trading of "small capital" or Penny Stock companies such as ours. These fluctuations often are unrelated to the operating performance of the company itself. Further, in conjunction with existing economic and political conditions, all such factors and uncertainties, including others, may adversely affect the market price of our common stock.

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

15. NO ASSURANCE THAT OUR OFFICERS AND DIRECTORS WILL CONTINUE TO MAKE THE TYPE OF EQUITY INVESTMENT NECESSARY TO EITHER SUSTAIN US OR ENABLE US TO LOCATE A MINERAL EXPLORATION PARTNER/JOINT VENTURER. In August 2004, over a year and a half ago, our officers and directors and another individual made a $25,000 equity investment in us in exchange for 500,000 shares of “restricted” stock. In December 2006, these same persons invested another $30,000 in exchange for 600,000 shares of “restricted” stock.  While a few hundred dollars of such money remains in our checking account, this money will likely NOT be sufficient to sustain us in our “reporting” obligations beyond the next year. Accordingly, our officers and directors will likely be making an additional equity investment in us when future working capital is needed, at least for the next 2 years. While this obligation to infuse more capital into us for 3 years from the date our registration statement on Form SB-2/A became effective, this obligation is not in writing.  Nonetheless, our officers and directors are committed to seeing if we can in fact attract a joint venture mining partner and therefore, we believe that we can rely on this representation until such time as our board determines that we are simply unable to attract a joint venture mining partner.

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

Our predecessor, Tintic-Utah, was incorporated on June 14, 1933 as a Utah corporation, and was, until the effective time of its 2004 merger discussed below, a mineral resource and exploration company. Under Industry Guide No. 7, it was classified as an exploration stage mining company. This is defined as a company engaged in the search for mineral deposits (reserves), which is not in either the development or production stage. Unfortunately, Tintic-Utah did not engage in any mineral exploration activities during the early 2000's, that is, at a time when it was a "reporting company" with the Commission and also quoted on the OTC Bulletin Board.  There are two reasons for this. First, the prices of precious metals were depressed and remained depressed during the early 2000’s, a fact which did not provide an investment or other financing incentive or opportunity for mineral exploration activities. Secondly, in the summer of 2002, after having conducted various contamination testing in the area since 2000 and 2001, the Environmental Protection Agency (EPA) declared the nearby Eureka, Utah, area as a "Super-Fund" clean-up site. Because of potential "clean-up" liability for contamination, Tintic-Utah was to discover that mineral exploration companies were not the least interested in spending the money necessary to undertake any mineral exploration activities of any kind until the EPA had completed its "clean-up" operations and gone after or pursued alleged "polluters." In fact, to our knowledge, there was virtually no mineral exploration or other mining activity whatsoever in the Tintic Mining District between 2000 and 2004. To be sure, the Trixie Mine, the only operational mine at this time in the District, a mine operated by Chief Consolidated Mining, was closed down. This negative trend now appears to have changed. Precious metals prices have substantially improved.  To be sure, as of the date of this report, gold has recently traded at over $1,000 per ounce and silver has traded at over $20 per ounce.  By contrast, the price of gold at the time Tintic-Utah was “reporting” was as low as $250 per ounce and silver was as low as $4.25 per ounce.  In addition to prices of precious metals improving substantially over the last 3 or 4 years, we are informed that the EPA will be completing its "clean-up" operations in Eureka, Utah, area over the next 2 years or longer; further, we are informed that the EPA has finished going after or pursuing alleged "polluters" in the Eureka area. We believe these changes of events make the investment environment more friendly or suitable for mineral exploration activities.  Having said this, we must acknowledge that the substantial improvement in precious metals prices over the last several years hasn’t generated much interest in the Tintic Mining District by any large mining companies, not to mention our mining claims.  We honestly don’t know why.

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

Our common stock currently trades on the OTC Bulletin Board under the symbol TMGG.OB.  For more information in this regard, reference is made to Item 5 of Part II below titled MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

During our 2007 fiscal year, we had serious difficulty attracting any interest in our mining claims.  We believe that this has been due to the fact that the land ownership in the Tintic Mining District is very fragmented, meaning that ownership is held in the names of numerous, numerous corporations and individuals, many possibly having conflicting ownership rights and interests.  At the same time, we believe that a serious mining company or joint venture mining partner would want to be able to tie up an extended or large area or block of land.  Fragmented land ownership therefore means that a mining company or joint venture partner would have to spend a lot of time and energy on land and title work and, when all is said and done, may not be able to lock up or amass a large block of land.  Accordingly, extensive land and title work in the overall area of our mineral claims would likely be a significant expense and cost that a prospective joint venture mining partner is not willing to assume.

We also believe that the significant EPA presence in the Eureka, Utah, area, while it completes its Superfund clean up operations, may also have a negative effect or impact on a potential mining company or a joint venture mining partner, simply because they may fear that the EPA would require them to do remediation, etc., that they wouldn’t otherwise be required to do if the EPA were not highly present and active in the area.

For more information on the current state of our Company’s business and affairs, reference is made to ITEM 6 below titled “MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.”

Executive Offices.

Our executive or principal offices remain located at 3131 Teton Drive, Salt Lake City, Utah 84109.

No Subsidiaries or Related Companies.

As of December 31, 2007, we did NOT have any subsidiaries or related companies or entities. None of our officers or directors currently serves on the board or otherwise act as officers of any other company, partnership or limited liability company engaged in mining or involved in the mining business.

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

Governmental Regulation and Environmental Concerns.

Though we are currently NOT operating any mining assets and currently lack the capital to operate any mining assets in the immediate future, management believes it is important to be familiar with mining rules and regulations as they would affect or pertain to our Mineral Claims. The mining industry is subject to extensive and developing federal, state and local laws, rules and regulations relating to the exploration for, development, mining and production of precious metals, as well as other environmental and safety concerns. Legislation affecting the mining industry is under constant review for amendment and expansion, frequently increasing the regulatory burden. This is particularly true in the Tintic Mining District where lead, a substance highly toxic to humans, is present. Numerous agencies, federal, state and local, have issued rules and regulations applicable to the mining industry, some of which carry substantial penalties for failure to comply. Various laws, rules and regulations require permits for exploratory drilling and the maintenance of bonding requirements in order to conduct mining activity on a variety of scales. Such rules and regulations also regulate the spacing and location of mine shafts and provide requirements for surface use and restoration of land on which drilling activity is undertaken, the plugging and abandoning of shafts or holes, the prevention of waste and water pollution and the prevention and cleanup of pollutants. These departments and agencies often require periodic reports on exploration, development and production and other matters. Such laws and regulations have generally become more stringent in recent years, often imposing greater liability on an ever-larger number of potentially responsible parties. We are also subject to laws, rules and regulations covering occupational safety and health matters. Because the requirements imposed by such laws and regulations frequently change, we are unable to predict the ultimate cost of compliance with these various requirements. The regulatory burden on the mining industry increases its costs of doing business and, consequently, affects not only its profitability but its ability to obtain financing or raise equity. Reference is made to the subsection in Item 2 below titled “ Government Regulation/Obtaining Necessary Permits to Conduct Exploration Activities,” which briefly outlines the exploration and mining permitting process in Utah. In the interests of not avoiding repetition, we do not repeat this disclosure here.

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

 Transfer Agent.

During most of the year, Cottonwood Stock Transfer Corporation had acted as our stock transfer agent.  However, in November 2007, Cottonwood’s owner retired and sold its book of stock transfer business to Standard Registrar & Transfer located at 12528 South 1840 East, Draper, Utah 84020, phone no. 801-571-8844, fax no. 801-571-2551

We currently have approximately 358 shareholders of record.

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

Compliance with Environmental Laws.

We do not believe that we will incur any material costs relating to efforts to comply with environmental laws or other governmental regulations. This is because, at this time, we do NOT have a specific exploration program that we intend to implement. In the event that we undertake a mining exploration program, we must comply with various federal, state and local provisions that regulate the discharge of materials into the environment and which further govern the conduct of mining activities for the protection of the environment. To our knowledge, we were in full compliance with these environmental regulations during all of 2007 and we intend to continue to fully comply in 2008 and beyond.

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

During fiscal 2007, we did not engage in any activity that would have required us to obtain any permits or bonds; nor did any governmental agency cause us to expend any funds to comply with any material environmental regulation. Moreover, we do not anticipate that any reclamation bonding will be required of us during 2008, or in the reasonably foreseeable future.

We do NOT anticipate any material capital expenditures for environmental control facilities during fiscal 2008. The cost of future compliance affecting our mineral properties will depend upon the extent and type of exploration and testing that we decide to undertake or have the financing to undertake.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND REPORTS TO SHAREHOLDERS.

From October 2004 through October 2006, we were tied up getting our SB-2/A registration statement through the Commission.  As a result, we had no direct communications with our shareholders during that period.  However, in November 2006, we mailed out our Form SB-2/A prospectus to our current shareholders, all with then-current financial statements.  This is the only report, proxy statement or information statement sent to security holders during the fiscal year.

During 2007, we received an OTCBB symbol, namely, TMGG.OB.  Because of our receipt of an OTCBB symbol and because we are a fully reporting company, our shareholders, not to mention the public at large, is better able to  review our filings on Edgar, the Commission’s public company database.  As a result, we did not find it necessary during 2007 to engage in any direct communications with our shareholders.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information.

Our common shares are quoted on the Over-the-Counter Bulletin Board (OTCBB) administered by the Financial Regulatory Authority (FINRA), formerly the NASD, under the symbol TMGG.OB. Since that date, the trading activity in our stock has been as follows:

TMGG - TINTIC GOLD MINING CO.							Year Ending December 2007
	BID			ASK			PRICE
END DATE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	VOLUME
12/29/2007	.25	0.2	0.25	0.5	0.45	0.5	-	-	-	-
09/28/2007	0.20	0	0.20	0.50	0	0.50	0.50	0.20	0.50	5,270
06/29/2007	0	0	0	0	0	0	0	0	0	0

03/30/2007	0	0	0	0	0	0	0	0	0	0

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

Of the 2,109,643 shares currently issued and outstanding, 1,670,584 are held by affiliates and are therefore “restricted” in some fashion. This means that there are 439,059 shares that are not "restricted" in any way.  These 439,059 shares thus comprise what is called “the float,” that is, the shares that can trade freely in interstate commerce.  Reference is made to Item 11 of Part III below titled  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.

No Warrants or Stock Options Issued or Outstanding.

We currently have no outstanding warrants, options, incentive stock option or employee compensation plans of any kind or nature. At the same time, and though there are currently no plans to do so, no assurance can be given that such derivative securities will not be issued in the future.

Holders

According to our stock transfer agent, Standard Registrar & Transfer located in Draper, Utah., as of the date of this Annual Report, we have 358 holders of record of our common capital stock.

Description of Our Securities

Our authorized capital stock consists of 50,000,000 shares of common capital stock, $0.001 par value, of which 2,109,643 shares are considered issued and outstanding as of our fiscal year-end, December 31, 2007.  As of the date of this annual report, no additional shares have been issued.

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

Securities Issuances/Recent Sales of Unregistered Securities.

Currently, there are 2,109,643 shares of our common stock issued and outstanding. As of the date of this Annual Report, only 439,059 of these shares may be sold without restriction. This is because such shares were registered with the Commission on Form SB-2.  As to the additional 1,670,584 shares currently held by our affiliates, 1,100,000 of such shares were issued by the Company in exchange for investment capital, 500,000 of which were issued in August 2004 for $25,000 and 600,000 of which were issued in December 2006 for $30,000.  All of these 1,100,000 “restricted” shares were issued to insiders and affiliates pursuant to the Section 4(2) exemption from state and federal securities registration. These 1,100,000 "restricted" shares represent approximately 52% of our total number of issued and outstanding shares.  While 570,584 shares of a total of 1,009,643 shares were registered on Form SB-2/A and are held by insiders and affiliates, these 570,584 shares nonetheless bear “control person” legends.  As a result of bearing such legends, these shares are not included by us in our calculation of shares that may be sold without restriction.

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

During our 2007 fiscal year, we had serious difficulty attracting any interest in our mining claims.  We believe that this has been due to the fact that the land ownership in the Tintic Mining District is very fragmented, meaning that ownership is held in the names of numerous, numerous corporations and individuals, many possibly having conflicting ownership rights and interests.  At the same time, we believe that a serious mining company or joint venture mining partner would want to be able to tie up an extended or large area or block of land.  Fragmented land ownership therefore means that a mining company or joint venture partner would have to spend a lot of time and energy on land and title work and, when all is said and done, may not be able to lock up or amass a large block of land.  Accordingly, extensive land and title work in the overall area of our mineral claims would likely be a significant expense and cost that a prospective joint venture mining partner is not willing to assume.

We also believe that the significant EPA presence in the Eureka, Utah, area, while it completes its Superfund clean up operations, may also have a negative effect or impact on a potential mining company or a joint venture mining partner, simply because they may fear that the EPA would require them to do remediation, etc., that they wouldn’t otherwise be required to do if the EPA were not highly present and active in the area.

Because of the difficulty we have had over the last 2 years getting a mining company interested in our properties, let alone the overall Tintic Mining District, we have no way of predicting or making any judgments, at the present time, about the viability of our business plan.  We are surprised at the basic lack of interest in our mineral claims, particularly given the enhanced prices of precious metals over the last few years.  If we are unable to attract a joint venture mining partner within the next year or two and perhaps less, we will be forced to look at other business opportunities for the Company and we may be forced to do so sooner rather than later.

Management's Plan of Operation, General

Since our incorporation on March 8, 2004, our only business activity has been organizational matters and pursuing what is necessary to carry out our Distribution Agreement with Tintic-Utah, a copy of which was attached to our original registration statement. As of our year end, we had $471 in our checking account.  However, as of the filing date of this Annual Report, we have approximately $14,895 in cash in our bank account. This money is the result of $15,000 that was advanced to us in January from our officers and directors and one shareholder.  Unlike the past, we did not issue any stock on this occasion in exchange for an equity investment in us.  Our Plan of Operation is set forth in the section immediately below.

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

Management does not have the ability, at this time, of directly raising, on a secondary offering or private placement basis, either $517,000 or $2.141 million to engage in drilling exploration programs of our own and on our own, particularly when we lack the expertise ourselves to implement and oversee such a project. See the paragraph below titled "The Phased Nature of Our Planned or Proposed Exploration Program." We are not interested in doing so because we do not know whether such efforts would be successful. We also believe and are informed that such an effort would be very expensive in terms of the cost thereof and we would rather spend what limited resources we have on pursuing exploration. We also have no idea what securities brokerage firm, if any, would possibly be interested in underwriting such an effort. Since the increased price of metals since early 2004 would appear to have made the overall exploration environment more financing-friendly (silver, for example, having recently attained a price of nearly $20 per ounce and gold currently trading at over $970 per ounce) and based on the history of the Tintic Mining District, we believe that it makes far more sense to do what is necessary to attract an experienced and well financed mineral exploration partner or joint venturer. This is our basic plan of operation at the present time.  Unfortunately, over the last 2 years, we have been unable to attract much interest in our mineral claims and we do not know why, particularly given the substantially improved pricing for precious metals.

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

4) Update our more recent, April 24, 2005, report if necessary as a result of any surface sampling. Contact and distribute report to target groups familiar with high-grade underground mineral exploration ventures. (This report was authored by our consulting geologist and we know of nothing at this point that would require us to update it. Accordingly, there is no cost that we know of at the present time associated with this sequence of events or step. As of the date of this annual report, we have provided our geology report to three large US and Canadian mining companies, one junior Canadian mining company, and one junior mining company located in England.  We are also informed that our consulting geologist provided a copy of our report to a small mining company that, during 2005, was doing exploration work in the Carlin, Nevada, area.)

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

6) Contact as many mining and mineral exploration companies as possible who we believe might be interested in partnering or joint venturing with us to explore our mineral claims. (This is a task that comprises the principal part of our business plan and we have been doing it in the ordinary course of our business over the last 3 years. In this regard, while we have contacted several mining companies to date, unfortunately we have not been able to get any potential exploration partner or joint venturer interested in either our Mineral Claims, the Mammoth area, or the overall Tintic Mining District.  We are not sure why.)

7) Conduct property tours with interested parties. (The only cost associated with this step is whether we would be accompanied by our consulting geologist. If so, we would pay him by the hour. The only additional cost is transportation. To date, we have conducted two Mineral Claim property tours, one with a large US mining company whose stock trades on the NY Stock Exchange and another with a junior Canadian Mining Company.  Neither have expressed any interest in our claims.)

8) Negotiate mineral agreement to explore the mineral claims. (This task has obviously not been accomplished and we believe that the only cost associated with this might be attorney's fees, if in fact we got to the point where we would need or want an attorney to review a draft agreement.)

We have NOT identified any one potential mineral exploration partner. There are several mining companies in the United States and elsewhere that we are hopeful may, at some point, become interested in our Mineral Claims.  Unfortunately, we can make no assurance that anyone will ever become interested in us or our Mineral Claims.  Because we have not been successful in our efforts to attract a joint venture mining partner, we have nothing to report in that regard at this time.

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

Back in September 2006, our president and chief executive officer, along with our corporate counsel, conducted a day-long property tour of our mineral claims with a project manager of a large US mining company whose stock trades on the NY Stock Exchange. While we had a few follow up communications with this individual and provided him with a copy of our geology report, our efforts to get this company further interest in our property have failed.  We can only assume that, for the time being, this US mining company is not interested in our claims or in the Tintic Mining District.

During January of our first quarter of this last fiscal year, 2007, a principal of a large Canadian mining company whose stock trades on the American Stock Exchange (AMEX) also spent time touring the Tintic Mining District and meeting with at least one large property owner in the Mammoth, Utah, area, an area where our claims are located.  We had brief conversations with this principal at that time.  We subsequently provided this company with a copy of our geology report.  During our second quarter of 2007, we learned that this company abandoned its interest in the District for reasons, we are told, unrelated to the District’s mining potential.  Specifically, we are told that, among other reasons, the company was unable to get adequate assurances from the EPA that it wouldn’t be liable for past contamination caused by another operator if it were to do exploratory work or engage in mining operations, particularly in the Mammoth area, an area NOT within the EPA’s current Superfund designation.  As a result, this company has decided, for now, that it would be unduly expensive and difficult to engage in exploration activity in the District.  It could be that this company was also unable to negotiate with other property owners in the District whose property it would have wanted to acquire or lock up in some fashion.  Unfortunately, we are not privy to all the reasons or details.  This reality may unfortunately hamper our ability to attract a suitable joint venture mining exploration partner in the near future.  That is to say, if the reason that this particular mining company lost interest in the District is because it felt that it couldn’t work with the EPA and/or other land owners, or both, this could unfortunately mean that Phase Two of our Plan of Operation will be very difficult, if not impossible, to accomplish either in the near future or at all.

In January of this year, our president and chief executive officer had a discussion with another mining company headquartered in Idaho but it turned out that this company was similarly not interested in the Tintic Mining District and thus, our properties.

As of the date of this report, we have had NO discussions with any mining or mineral exploration company about entering into a joint venture agreement of any kind or nature.  Furthermore, based on our lack of success in this regard over the last 2 years, we are not particularly optimistic that we will in fact be able to locate and eventually enter into an agreement with a joint venture mining partner.

During December 2007, we met with officials with the Utah Department of Environmental Quality (DEQ) and talked to them about whether there would be any special remediation efforts required of us or a joint venture partner if we engaged in any exploratory activity on our mining claims.  We contacted them because we were informed that the Canadian mining company mentioned above had also met with them.  As a result of the meeting, we learned that the DEQ really lacks jurisdiction over any mining operations or clean up unless a particular and unique environmental hazard or problem arises that DOGM can’t handle.  The DEQ thus referred us to the EPA.

In January of 2008, we contacted the EPA in an effort to learn whether or not we, or a joint venture mining partner, would be required to finance or undertake any special clean up or remediation of possible contamination undertaken by others in the past, if that contamination were on or near any exploratory activity that we undertake.  We asked this question because we were under the impression that this possible requirement or obligation may have scared off the Canadian mining company mentioned above, a mining company that was interested in the Mammoth, Utah, area, an area where our properties are located.  The following summarizes the EPA’s response to our inquiry, a response we received by email as recently as March 6, 2008:

1.    The EPA isn't in the position of giving legal advice to a company such as yours wanting to conduct mining operations and the EPA does not provide
"comfort letters".

2.    If your company intends to mine in an area already contaminated or that is part of a Superfund site, you should refer to the provisions of CERCLA including section 122.  Unless we were entering into a settlement, the EPA is not in the position to define exactly what a company can or can not do in its mining operations to avoid incurring liability - anything we said could be open to interpretation and could be seen as limiting our enforcement discretion and ability to enforce
CERCLA.

3.    If the company does not cause or contribute to the release or threat of release of hazardous substances, it should be able to avoid incurring liability under CERCLA.

4.    We believe that your property is outside the Eureka Superfund Site boundary as it is currently defined.  We don't believe that we have conducted much if any sampling on your property or in the vicinity of your property so it would be difficult to say whether or not your property is contaminated.

In spite of the foregoing events and information concerning our present inability to locate and negotiate with a joint venture mining partner, our plan, nonetheless, to contract with a mining company or mineral exploration partner, upon completion of the work sequences we have detailed above, includes:

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

Time Frame Involved in Investigating and Negotiating a Contract with a Joint Venture Partner.

We do not know and have no way of knowing the anticipated time frame involved in which our management would investigate each prospective or potential joint venture mineral exploration partner, let alone how long it would take any such a prospective partner to investigate us or negotiate a contract with us. As we have stated in this document, we have approached large mining companies over the last 2 years that have, or have had, the funding to finance exploration in the United States or which have otherwise done mineral exploration work in Utah and the surrounding states. Unfortunately, as set forth above, our efforts to generate such interest have so far been unsuccessful.  We are not exactly sure why.  Accordingly, based on what has occurred, or failed to occur during the last 2 years, we have no way of predicting how long investigating us and our mineral claim properties would take a potential joint venture mining partner to undertake nor do we have any way of predicting how long it would take to negotiate any kind of contract with a prospective joint venture mining partner.  The fact is that as of the date of this report, we do NOT have any joint venture mineral exploration partner prospects.

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

ITEM 7.  FINANCIAL STATEMENTS.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

FINANCIAL STATEMENTS

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Tintic Gold Mining Company

Salt Lake City, UT

We have audited the accompanying balance sheet of Tintic Gold Mining Company [an exploration stage company] as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and for the period from inception on December 31, 1997 through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tintic Gold Mining Company as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from inception on December 31, 1997 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

March 21, 2008

Salt Lake City, Utah

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

BALANCE SHEET

December 31,
2007

ASSETS
CURRENT ASSETS:
Cash	$ 471
Total Current Assets	471
$ 471

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 436
Related party advances	1,210
Accrued Liabilities - related party	15,000
Total Current Liabilities	16,646

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value,
50,000,000 shares authorized,
2,109,643 shares issued and
outstanding December 31, 2007.	2,110
Capital in excess of par value	194,165
Deficit accumulated during the
exploration stage	(212,450)
Total Stockholders' Equity (Deficit)	(16,175)
$ 471

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

STATEMENTS OF OPERATIONS

			From inception of
			exploration stage
			on December 31,
	For the Year Ended		1997, through
	December 31,		December 31,
	2007	2006	2007

Revenues	$ -	$ -	$ -
Total Revenues	-	-	-

Expenses
General & Administrative	27,358	24,020	145,129
Failed acquisition costs	-	-	85,758
Total Expenses	27,358	24,020	230,887
Loss From Operations	(27,358)	(24,020)	(230,887)
Other Income
Interest Income	-	-	8,632
Interest Expense	-	-	(44)
Gain on Sale of Securities	-	-	8,084
Total Other Income	-	-	16,672
Loss Before Income Taxes	(27,358)	(24,020)	(214,215)

Current Income Taxes (Benefit)	-	-	(1,765)

Deferred Tax Expense	-	-	-
Net Loss	$ (27,358)	$ (24,020)	$ (212,450)

Loss per Share	$ (0.01)	$ (0.02)

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON DECEMBER 31, 1997

THROUGH DECEMBER 31, 2007

					Unrealized
				Deficit	Gains
				Accumulated	(Losses) on
			Additional	During the	Available -	Total
	Common Stock		Paid-In	Exploration	For-Sale	Shareholders'
	Shares	Amount	Capital	Stage	Securities	Equity
Balance - December 31, 1997	231,797	$ 232	$ 39,743	$ -	$ -	$ 39,975
Net Income for December 31, 1997
through December 31,2000	-	-	-	11,007	-	11,007
Unrealized losses available-for-sale-securities, net of tax	-	-	-	-	(278)	(278)
Stock issued for services in December,
2001 at $.30 per share	50,006	50	14,950		-	15,000
Net loss for the year ended December 31, 2001	-	-	-	(35,530)		(35,530)
losses available-for-sale-securities, net of tax	-	-	-	-	278	278
Balance December 31, 2001	281,803	282	54,693	(24,523)	-	30,452
Stock issued for services in December,
2002 at $.175 per share	134,153	134	23,343	-	-	23,477
Net loss for the year ended December 31, 2002	-	-	-	(34,774)	-	(34,774)
Balance December 31, 2002	415,956	416	78,036	(59,297)	-	19,155
Stock issued for services in
February, 2003 at $0.10 per share	536,611	537	53,124	-	-	53,661
Stock issued for services in
December, 2003 at $0.10 per share	57,076	57	5,651	-	-	5,708
Net loss for the year ended December 31, 2003	-	-	-	(81,978)	-	(81,978)
Balance December 31, 2003	1,009,643	1,010	136,811	(141,275)	-	(3,454)
Issuance of 500,000 shares of Common Stock for
$25,000 or $.05 per share, August, 2004	500,000	500	24,500	-	-	25,000
Related party debt forgiveness
recorded as capital contribution	-	-	3,454	-	-	3,454
Net loss for the year ended December 31, 2004	-	-	-	(7,552)	-	(7,552)
Balance December 31, 2004	1,509,643	1,510	164,765	(148,827)	-	17,448
Net loss for the year ended December 31, 2005	-	-	-	(12,245)	-	(12,245)
Balance December 31, 2005	1,509,643	1,510	164,765	(161,072)	-	5,203
Issuance of 600,000 shares of Common Stock
for $30,000 or $.05 per share, November, 2006	600,000	600	29,400	-	-	30,000
Net loss for the year ended December 31, 2006	-	-	-	(24,020)	-	(24,020)
Balance December 31, 2006	2,109,643	2,110	194,165	(185,092)	-	11,183
Net loss for the year ended December 31,2007	-	-	-	(27,358)	-	(27,358)
Balance December 31, 2007	2,109,643	$ 2,110	$ 194,165	$ (212,450)	-	$ (16,175)

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

STATEMENTS OF CASH FLOWS

			From inception of
			exploration stage
			on December 31,
	For the Year Ended		1997, through
	December 31	December 31	December 31,
	2007	2006	2007
Cash flows used in operating activities:
Net income (loss)	$ (27,358)	$ (24,020)	$ (212,450)
Adjustments to reconcile net loss to cash used
in operating activities
Non-cash stock issued for services rendered	-	-	97,846
Loss from sale of securities	-	-	(8,086)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable	(2,313)	2,636	289
Accrued liabilities - related party	15,000	-	15,000
(Decrease) in income taxes payable	-	-	(565)
Net cash used in operating activities	(14,671)	(21,384)	(107,966)
Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,962
Net cash flows provided by investing activities	-	-	16,353
Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from related party advances	-	-	1,210
Proceeds from sale of common stock	-	30,000	55,000
Net cash flows from financing activities	-	30,000	59,711
Net increase (decrease) in cash	(14,671)	8,616	(31,902)
Cash and cash equivalents at beginning of period	15,142	6,526	32,373
Cash and cash equivalents at end of period	$ 471	$ 15,142	$ 471

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ 3,565

Supplemental Schedule of Noncash Investing and Financing Activities
	$ -	$ -

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), were recently issued.  SFAS No. 155, 156, 157, 158, 159 and 160 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Related Party Advances – As of December 31, 2007 officers and shareholders of the Company had advanced the Company a total of $1,210.  The advances bear no interest and are due on demand.

Accrued Liabilities - A shareholder of the Company has performed legal services for a total of $15,000 which has been accrued for on the Company’s books.

Management Compensation - For the years ended December 31, 2007 and 2006, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through a possible business combination.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

TINTIC GOLD MINING COMPANY

      [An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES – CONTINUED

The Company has available at December 31, 2007 an unused operating loss carryforward of approximately $70,985 which may be applied against future taxable income and which expires in 2027.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets are approximately $10,648 and $6,544 as of December 31, 2007 and 2006, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2007 is approximately $4,104.

NOTE 7 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Year Ended
	December 31,
	2007	2006

Loss from continuing operations available
to common shareholders (numerator)	$ (27,358)	$ (24,020)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	2,109,643	1,575,396

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Former Officer – During 1980, a former president of Parent entered into an agreement with Parent whereby he settled a note due from Parent and relinquished his direct control of Parent.  Among other consideration, Parent conveyed to the former president a 3% net smelter return on any ores sold from its historical patented mining claims held, plus surface rights.  Parent retained rights to enter and exit the property for exploration and mining activity.  In March 2004, the Company issued 1,009,643 shares of common stock for the mining claims of Parent [See Note 2].

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES – CONTINUED

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

NOTE 9 – SUBSEQUENT EVENT

On January 31, 2008, officers, directors and shareholders of the Company agreed to advance to the Company $15,000 to pay for ongoing obligations.  The advance bears no interest and is due on demand.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Management's Annual Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of financial statements.

All internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls.  Therefore, even effective internal control over financial reporting can provide only reasonable, and not absolute, assurance with respect to financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness of internal controls over financial reporting may vary over time. Because of its inherent limitations, internal control over financial reporting may also fail to prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There have been no changes in internal control over financial reporting.

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

The following sets forth pertinent information about each of our directors and executive officers:

Name	Age	Position

George Christopulos	58	President, Chief Executive Officer, Chief Financial Officer, Director (Chairman of the Board)
Hugh Coltharp	56	Secretary/Treasurer and Director
Jack Coombs	81	Director and Vice President

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

BOARD MEETINGS. Pursuant to Nevada law, the Board of Directors conducted all of its business and approved all corporate action during fiscal 2007 by the consent of all its members, in the absence of formal Board meetings and as applicable to the business at hand.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of our common stock with respect each person known to be the owner of 5% or more of our common capital stock, each director, each officer, and all executive officers, directors and 5% or greater shareholders of the Company as a group. As of December 31, 2007, there were 2,109,643 common capital shares issued and outstanding.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially* Owned	Percent of Ownership of Common Stock outstanding
George Christopulos 3131 Teton Drive Salt Lake City, Utah 84109	660,739(2)	31.3%
Hugh Coltharp(3) 1478 Roosevelt Avenue Salt Lake City, Utah 84105	155,361(4)	7.4%
Jack Coombs (5) 2581 East 1300 South Salt Lake City, Utah 84108	359,272(6)	17.0%
John Michael Coombs (7) 3098 South Highland Drive, Suite #323 Salt Lake City, Utah 84106	495,212(8)	23.5%
All 5% or more owners, all directors and all officers as a group (4 persons)	1,670,584	79.2%

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

(6) Of these 359,272 shares, 104,627 were received in November 2006 by Mr. Coombs as a stock dividend and, being registered shares, the certificate(s) representing these shares bear a “control person” legend.  The certificates representing the remaining 254,645 shares bear a standard “restrictive” legend.  This figure of 359,272 shares also represents or includes 13,329 shares that were held in a securities brokerage account on the record date of the spin-off, namely, March  5, 2004, and which were subject to the November 2006 stock dividend.  These 13,329 dividend shares, however, have not as yet been placed in Mr. Jack Coombs’s brokerage account because they cannot, at present, be located.  When they are, they will be placed in such brokerage account and treated as “control shares.”

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

(8) Of these 495,212 shares, 280,449 were received in November 2006 by Mr. J.M. Coombs as a stock dividend and, being registered shares, the certificate(s) representing these shares bear a “control person” legend.  The certificates representing the remaining 214,763 shares bear a standard “restrictive” legend.  This figure of 495,212 shares also represents or includes 1,950 shares that were held in a securities brokerage account on the record date of the spin-off, namely, March  5, 2004, and which were subject to the November 2006 stock dividend.  These 1,950 dividend shares, however, have not as yet been placed in Mr. J.M. Coombs’s brokerage account because they cannot, at present, be located.  When they are, they will be placed in such brokerage account and treated as “control shares.”

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

Transactions with Promoters and Control Persons.

During our fiscal year ended December 31, 2007, there were no related transactions between such persons and the Company.  However, our three officers and directors, and one shareholder, did, however, loan or advance us a total of $15,000 in 2008 to meet our current obligations.  This amount is or will be carried on our books as a payable.  While our insiders have in the past contributed money as an equity investment, we decided that this time the money needed would be loaned or advanced by such persons and we would not issue additional shares as an equity investment in us.

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

	FISCAL YEAR 2007	FISCAL YEAR 2006
AUDIT FEES	$ 9,200	$ 6,499
AUDIT-RELATED FEES	$ -	$ -
TAX FEES	$ -	$ -
ALL OTHER FEES	$ -	$ -
TOTAL	$ 9,200	$ 6,499

Audit fees for the fiscal years ended December 31, 2007 and 2006, were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

Audit-Related Fees as of the fiscal years ended December 31, 2007 and 2006 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the fiscal years ended December 31, 2007 and 2006 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2007 and 2006.

As we do not have a formal audit committee (see end of Item 9 above), the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X.  Further, as we do not have a formal audit committee, we do not have audit committee pre-approval policies and procedures.

SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, Tintic Gold Mining Company has duly caused this Annual Report on Form 10-KSB for its fiscal year ended December 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

TINTIC GOLD MINING COMPANY, Issuer

/s/ George P. Christopulos

George P. Christopulos

Chairman of the Board, President, CEO

And Chief Financial Officer (CFO)

Dated: March 21, 2008

/s/Hugh N. Coltharp

Hugh N. Coltharp

Secretary/Treasurer and director

Dated:  March 21, 2008