Form 10-Q
period 2008-03-31
Tintic Gold Mining CO
filed 2008-05-08
CIK 1301839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the first quarter ended March 31, 2008

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

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [  ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of April 30, 2008
Common Capital Voting Stock, $0.001 par value per share	2,109,643 shares

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward looking-statements. All statements made in this Report or in another Report incorporated by reference that are not statements of historical fact are forward-looking statements. These include but are not limited to certain statements of expectation concerning the precious metals industry, the demand for  precious metals, and the sources and potential for a mining partner or joint venturer who would be interested in financing or working with us to undertake an exploration program on our 44 acres of mineral claims. We do not intend to forecast what may or may not occur in the future, nor will we predict that any particular event may or may not occur. Management emphasizes that it can neither control nor predict many of these risks and uncertainties. Accordingly, we caution the reader not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. Important factors could cause actual results to differ from those expressed in any forward-looking statements.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2008

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

CONTENTS

PAGE

-

Unaudited Condensed Balance Sheets,

March 31, 2008 and December 31, 2007

     4

-

Unaudited Condensed Statements of Operations,

for the three months ended March 31,

2008 and 2007 and from inception of

exploration stage on December 31, 1997

through March 31, 2008

     5

-

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2008 and 2007

and from inception of exploration stage on

December 31,1997 through March 31, 2008

     6

-

Notes to Unaudited Condensed Financial Statements

               7 - 8

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED BALANCE SHEET

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash	$13,975	$471

Total Current Assets	13,975	471

	$13,975	$471

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,836	$436
Related party advances	16,210	1,210
Accrued interest - related party	15,000	15,000

Total Current Liabilities	35,046	16,646

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock, $.001 par value, 50,000,000 shares authorized, 2,109,643 shares issued and outstanding at March 31, 2008 and December 31, 2007	2,110	2,110
Capital in excess of par value	194,165	194,165
Deficit accumulated during the exploration stage	(217,346)	(212,450)

Total Stockholders’ Equity (Deficit)	(21,071)	(16,175)

	$13,975	$471

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			From inception of
			exploration stage
			on December 31,
	For the Three Months Ended		1997, through
	March 31,		March 31,
	2008	2007	2008

Revenues	$ -	$ -	$ -
Total Revenues	-	-	-

Expenses
General & Administrative	4,896	2,966	150,025
Failed acquisition costs	-	-	85,758
Total Expenses	4,896	2,966	235,783
Loss From Operations	(4,896)	(2,966)	(235,783)
Other Income
Interest Income	-	-	8,632
Interest Expense	-	-	(44)
Gain on Sale of Securities	-	-	8,084
Total Other Income	-	-	16,672
Loss Before Income Taxes	(4,896)	(2,966)	(219,111)

Current Income Taxes (Benefit)	-	-	(1,765)

Deferred Tax Expense	-	-	-
Net Loss	$ (4,896)	$ (2,966)	$ (217,346)

Loss per Share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From inception of
			exploration stage
			on December 31,
	For the Period Ended		1997, through
	March 31,	March 31,	March 31,
	2008	2007	2008
Cash flows used in operating activities:
Net income (loss)	$ (4,896)	$ (2,966)	$ (217,346)
Adjustments to reconcile net loss to cash used
in operating activities
Non-cash stock issued for services rendered	-	-	97,846
Loss from sale of securities	-	-	(8,086)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable	3,400	(48)	3,689
Accrued liabilities - related party	-	-	15,000
(Decrease) in income taxes payable	-	-	(565)
Net cash used in operating activities	(1,496)	(3,014)	(109,462)
Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,962
Net cash flows provided by investing activities	-	-	16,353
Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from related party advances	15,000	-	16,210
Proceeds from sale of common stock	-	-	55,000
Net cash flows from financing activities	15,000	-	74,711
Net increase (decrease) in cash	13,504	(3,014)	(18,398)
Cash and cash equivalents at beginning of period	471	15,142	32,373
Cash and cash equivalents at end of period	$ 13,975	$ 12,128	$ 13,975

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ 3,565

Supplemental Schedule of Noncash Investing and Financing Activities
	$ -	$ -

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

Condensed Financial Statements.  The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At March 31, 2008, there were 2,109,643 shares issued and outstanding.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

NOTES UNAUDITED TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Advances – As of March 31, 2008 officers and shareholders of the Company had advanced the Company a total of $16,210.  The advances bear no interest and are due on demand.

Accrued Liabilities - A shareholder of the Company has performed legal services for a total of $15,000 which has been accrued for on the Company’s books.

Management Compensation - For the periods ended March 31, 2008 and 2007, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Period Ended
	March 31,
	2008	2007

Loss from continuing operations available
to common shareholders (numerator)	$ (4,896)	$ (2,966)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	2,109,643	2,109,643

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Without summarizing all that we have done over the last 3½ years to attract and obtain a joint venture mining exploration partner, in January of 2008, we contacted the EPA in an effort to learn whether or not we, or a joint venture mining partner, would be required to finance or undertake any special clean up or remediation of possible contamination undertaken by others in the past, if that contamination were on or near any exploratory activity that we undertake.  We asked this question because we were under the impression that this possible requirement or obligation may have scared off a fairly large Canadian mining company that, during early 2007, had been interested in the Mammoth, Utah, area, an area where our mineral claims are located.  The following summarizes the EPA’s response to our inquiry, a response we received by email on March 6, 2008:

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

For further information concerning the progress we have made towards fulfilling our overall business plan and plan of operation, reference is made to our Plan of Operation below. Reference is also made to our last Annual Report on Form 10-KSB filed in March 2008.

As we disclosed in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007, we have had serious difficulty attracting interest in our mining claims over the last 3½ years.  Since this is NOT due to the enhanced prices of precious metals since the early 2000’s, we have come to believe that this lack of interest is due to the fact that the land ownership in the Tintic Mining District is very fragmented, meaning that ownership is held in the names of numerous, numerous corporations and individuals, many possibly having conflicting ownership rights and interests.  At the same time, we believe that a serious mining company or joint venture mining partner would want to be able to tie up an extended or large area or block of land.  Fragmented land ownership therefore means that a mining company or joint venture partner would have to spend a lot of time and energy on land and title work and, when all is said and done, may not be able to lock up or amass a large block of land or claims.  Accordingly, extensive land and title work in the overall area of our mineral claims is a significant expense, cost and drawback that a prospective joint venture mining partner may NOT be willing to assume.

We also believe that the significant EPA presence in the Eureka, Utah, area, while it completes its Superfund clean up operations, may also have a negative effect or impact on a potential mining company or a joint venture mining partner, simply because they may fear that the EPA might require them to do remediation of other operators’ contamination that they wouldn’t otherwise be required to do if the EPA were not highly present and active in the area.  These are the two basic reasons, we believe, why we have not yet attracted a joint venture mining exploration partner.  There may be others.

If we are unable to fulfill our business plan and plan of operation, we may be forced to look at other business opportunities for the Company, the form of which we cannot realistically predict at this time.  This may include, however, but not be limited, to a change of control transaction whereby our four (4) insiders and affiliates sell their stock to persons with another direction for the Company, an amount of stock which currently represents slightly less than 80% of the Company’s total issued and outstanding shares.  If this occurs and if new people taking control of the Company did NOT want our mining claims or were concerned about potential liability to the Company for continuing to hold and own our mining claims, particularly with the EPA’s current presence in the District, we do not know what we would then do with our mining claims.  It is possible that the claims could be assigned out in exchange for indemnifications or in exchange for the excusing of Company debt.  All of this remains to be seen.

Selected Financial Data

Because we had no exploration or other operational mining-related activities during the quarter that resulted in revenues, selected financial data would not be particularly meaningful. Reference is thus made to our quarterly financial statements included in Item 1 above. All of our activities during the quarter were devoted towards locating a joint venture mining partner.

Because we were running out of capital at the end of our fiscal year, in January of this year, 2008, four affiliates of us advanced or loaned the Company a total of $15,000.  This new infusion of investment capital has given us the funding to pay outstanding bills incurred in 2007 and to further finance our accounting costs and fees and thus, our reporting obligations into the near future. After paying bills that had accumulated, the cash in our checking account on March 31, 2008, was $13,975. We currently have $10,275 in cash in our checking account.  After March 31, 2008, we paid our auditors $3,500 for our 2007 audit and we also paid our “in-house” accountant $200 to prepare our 2007 tax return.  We have no other outstanding bills or payables that we are aware of as of the date of this report, other than what we have accrued to our legal counsel.

Liquidity and Capital Requirements

Even with the additional $15,000 of investment capital that was loaned or advanced to us from four (4) affiliates during our first quarter, we lack the necessary capital to implement a full-fledged mineral exploration program. Since our incorporation in Nevada in March 2004 and since the acquisition of our mineral claims from our then-parent corporation, our working capital has been funded by an investment made in us from our officers and directors and one shareholder.

 Given that we received a $15,000 cash infusion in January, we believe that we will only be able to satisfy our cash requirements until the end of this fiscal year. If more capital is needed by December of this year, these same officers, directors and the one shareholder will make a further loan or advance to us. We believe that within the next 18 months, we should be able to complete our business plan. If not, we will know by then what it will take to complete it. The ability to locate and "sign up" a joint venture partner or mining company partner of some kind has so far been unsuccessful, and will depend upon a variety of factors such as the price of gold and zinc over the next year or two, the cost of mining exploration at that time, the ability of a joint venture partner to tie up a lot of ground in the Tintic Mining District, the absence of future EPA clean up plans in the District, the ability of a joint venture mining partner to feel comfortable with what the EPA will require of them, and possibly, interest rates, factors and circumstances that are beyond our  control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. So far we have been unsuccessful.  Further, we are unable to guarantee that at the expiration of 18 months from now, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the 18 months, particularly if there is likelihood that we will be able to complete our business plan if we continue beyond the next 18 months.  As it is, we are starting to be concerned that the prospects of fulfilling our business plan look bleak.  If that is indeed the case, we may have to explore other possibilities for the Company, the form of which we cannot now predict.  If nothing else, we may have to significantly modify our business plan or take the Company in another direction.

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

In 2002, the EPA declared the Eureka, Utah, area, approximately 3 miles from us, as a "Super-Fund" site for lead contamination. The EPA is reputedly spending as much as $40 million in clean-up costs. These clean-up efforts, so we are told, should be completed within the next 2 to 3 years. Because our mineral claims are not in Eureka and because we never had a mill or significant mining dump of any kind on them, we believe that there is little likelihood that the EPA would ever assess us for any historical pollution or contamination of any kind.

Management’s Plan of Operation.

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

Management is NOT interested at this time in going to the expense or trouble of directly raising, on a secondary offering or private placement basis, either $517,000 or $2.141 million to engage in drilling exploration programs of our own  and without the participation of a joint venture mineral exploration partner.  This is because we lack the expertise and experience ourselves to implement and oversee such a large project. See the paragraph below titled "The Phased Nature of Our Planned or Proposed Exploration Program." We also believe and are informed that such a money raising effort would be very expensive in terms of the cost thereof and we would rather spend what limited resources we have on locating a mineral exploration joint venture partner. We also have no idea what securities brokerage firm, if any, would possibly be interested in underwriting such an effort. Since the increased price of metals starting in early 2004 appears to have made the overall exploration environment more financing-friendly (silver, for example, having attained a price of over $20 per ounce and gold having attained a price of over $1,000 per ounce) and based on the history of the Tintic Mining District, we believe that it makes far more sense to do what is necessary to attract an experienced and well financed mineral exploration partner or joint venturer. This is our basic plan of operation at the present time.

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

4) Update our more recent, April 24, 2005, report if necessary as a result of any surface sampling. Contact and distribute the report to target groups familiar with high-grade underground mineral exploration ventures. (This report was authored by our consulting geologist and we know of nothing at this point that would require us to update it. Accordingly, there is no cost that we know of at the present time associated with this sequence of events or step. So far, we have distributed our report to several large mining companies, namely, two large U.S. mining companies and one large Canadian mining company headquartered in Toronto. Our legal counsel also distributed the report to a Vancouver, Canada, mining company and also, to a London, England-based mining company. We do not believe it is appropriate to identify their names without their written consent.)

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

6) Contact as many mining and mineral exploration companies as possible who we believe might be interested in partnering or joint venturing with us to explore our mineral claims. (This is a task that comprises the principal part of our business plan at this stage and we have been doing it in the ordinary course of our business. In late 2006, we had limited discussions with one large U.S. mining company to whom we sent a copy of our geology report. In September of 2006, a project manager of this mining company accompanied us on a physical tour of our property.)

7) Conduct property tours with interested parties. (The only cost associated with this step is whether we would be accompanied by our consulting geologist. If so, we would pay him by the hour. The only additional cost is transportation. As stated above, during September of 2006, we took an employee, actually a project manager, of a large mining company on a tour of our mineral claims. Mr. Yeomans, our geologist, was kind enough to accompany us.)

8) Negotiate a mineral agreement to explore the mineral claims. (This task has obviously not been accomplished and we believe that the only cost associated with this might be attorney's fees, if in fact we got to the point where we would need or want an attorney to review a draft agreement.)

We have NOT identified any one potential mineral exploration partner. There are several large mining companies in the United States, Canada and elsewhere that we believe may be interested in our mineral claims. Accordingly, there would be no reason to target just one or two companies. As stated above, we have provided our geology report to several mining companies, Canadian, American and British.

In January of this year, our president and chief executive officer had a discussion with another large mining company headquartered in Idaho but it turned out that this company was similarly NOT interested in the Tintic Mining District and thus, our properties.

As of the date of this report, we have had NO discussions with any mining or mineral exploration company about entering into a joint venture agreement of any kind or nature.  Furthermore, based on our lack of success in this regard over the last 3½ years, we are not particularly optimistic that we will in fact be able to locate and eventually enter into an agreement with a joint venture mining partner.   As stated above, we are not sure why there is an overall lack of interest in the Tintic Mining District by the mining industry, given the increased prices of precious metals since the early 2000’s, but that seems to be the case.  If this situation continues, we will be forced to look at other opportunities for the Company, the form of which we cannot at this time predict.

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

Drilling is the most effective way to locate the suspected mineral deposits that could occur beneath our claims. Samples of the drill cuttings are collected for each 5 foot to 10 foot drill interval. These samples are labeled as to hole number and depth and stored in plastic or cloth bags. In addition, a small reference sample of each 10 foot interval is placed in a chip tray with several compartments. The drill cuttings are carefully logged by a geologist and a description of each drill hole is prepared. This description includes the rock type and any evidence of mineralization or hydrothermal alteration. Based on this inspection, promising samples are selected for assaying and submitted to a certified commercial laboratory. All available information is then reviewed by the geologist. Particular attention is paid to any promising assays, the depth of any mineral deposits and the potential size of the deposit. A report is then prepared which discusses the potential mineral deposit, the risks involved and additional recommended work. If drilling is recommended at the drill sites, the footage and estimated costs are also included. Another meeting with all the involved parties is then held and a decision would be made as to whether or not Phase II drilling, or other additional work, would be conducted.

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

We are unable to make any guarantees that:

* we will be able to identify and negotiate an arrangement with a mining or mineral exploration company within the next twelve to eighteen months,

* our mineral claim properties will be found attractive to a prospective mining company partner,

* we will be able to attract sufficient outside funding or financing necessary to undertake and complete an exploration program, or

* if commercial quantities of mineralization are found after an exploration program is carried out, that our properties would produce any saleable minerals or metals that would result in our receiving any income.

While we believe that such opportunities can be investigated, reviewed and consummated for minimal costs, we cannot give any assurances that related costs will be minimal or that we can ultimately afford them or, that our officers, directors or significant shareholders will agree to continue to make the continued equity investments necessary to do so.

As disclosed above, in over the last 3½ years, we have had no success getting a potential joint venture mineral exploration partner interested in our claims.  Considering the enhanced prices of precious metals since the early 2000’s, we do not know why this is the case.  Having said this and based on the expense of continuing as a reporting public company, we cannot continue indefinitely looking for a joint venture partner to no avail.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4(T). Controls and Procedures.

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

Management's Quarterly Report on Internal Control over Financial Reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2008.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .  Based on this evaluation, our management concluded that, as of March 31, 2008, our internal control over financial reporting was effective based on those criteria.

Changes in internal control over financial reporting.

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A.  Risk Factors.

This item is not applicable to smaller reporting companies.

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

TINTIC GOLD MINING COMPANY
(Issuer)

Date:	May 8, 2008	By:	/s/George P. Christopulos
George P. Christopulos

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 8, 2008	By:	/s/George P. Christopulos
George P. Christopulos
Chairman of the Board