Form 10-Q
period 2008-06-30
Tintic Gold Mining CO
filed 2008-08-06
CIK 1301839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the second quarter ended June 30, 2008

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

Yes [X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]       Accelerated filer [  ]       Non-accelerated filer [  ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [  ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of July 31, 2008
Common Capital Voting Stock, $0.001 par value per share	2,109,643 shares

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

Item 1. Financial Statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2008

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

CONTENTS

PAGE

-

Condensed Balance Sheets,

June 30, 2008 and December 31, 2007

     4

-

Unaudited Condensed Statements of Operations,

for the three months and six months ended June 30,

2008 and 2007 and from inception on December 31, 1997

through June 30, 2008

     5

-

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2008 and 2007

and from inception on December 31,1997

through June 30, 2008

     6

-

Notes to Unaudited Condensed Financial Statements

               7 - 8

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$9,720	$471

Total Current Assets	9,720	471

	$9,720	$471

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,586	$436
Related party advances	16,210	1,210
Accrued interest - related party	15,000	15,000

Total Current Liabilities	34,796	16,646

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock, $.001 par value, 50,000,000 shares authorized, 2,109,643 shares issued and outstanding at June 30, 2008 and December 31, 2007	2,110	2,110
Capital in excess of par value	194,165	194,165
Deficit accumulated during the exploration stage	(221,351)	(212,450)

Total Stockholders’ Equity (Deficit)	(25,076)	(16,175)

	$9,720	$471

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From inception of exploration stage on December 31, 1997, through June 30,
	2008	2007	2008	2007	2008

Revenues	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

Expenses		-
General & Administrative	4,005	5,402	8,901	8,368	154,030
Failed acquisition costs	-	-	-	-	85,758
Total Expenses	4,005	5,402	8,901	8,368	239,788
Loss From Operations	(4,005)	(5,402)	(8,901)	(8,368)	(239,788)
Other Income
Interest Income	-	-	-	-	8,632
Interest Expense	-	-	-	-	(44)
Gain on Sale of Securities	-	-	-	-	8,084
Total Other Income	-	-	-	-	16,672
Loss Before Income Taxes	(4,005)	(5,402)	(8,901)	(8,368)	(223,116)

Current Income Taxes (Benefit)	-	-	-	-	(1,765)

Deferred Tax Expense	-	-	-	-	-
Net Loss	$(4,005)	$(5,402)	$(8,901)	$(8,368)	$(221,351)

Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From inception of
			exploration stage
			on December 31,
	For the Six Months Ended		1997, through
	June 30,	June 30,	June 30,
	2008	2007	2008
Cash flows used in operating activities:
Net income (loss)	$ (8,901)	$ (8,368)	$ (221,351)
Adjustments to reconcile net loss to cash used
in operating activities
Non-cash stock issued for services rendered	-	-	97,846
Loss from sale of securities	-	-	(8,086)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable	3,150	(2,421)	3,439
Increase in accrued liabilities - related party	-	-	15,000
(Decrease) in income taxes payable	-	-	(565)
Net cash used in operating activities	(5,751)	(10,789)	(113,717)
Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,962
Net cash flows provided by investing activities	-	-	16,353
Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from related party advances	15,000	-	16,210
Proceeds from sale of common stock	-	-	55,000
Net cash flows from financing activities	15,000	-	74,711
Net increase (decrease) in cash	9,249	(10,789)	(22,653)
Cash and cash equivalents at beginning of period	471	15,142	32,373
Cash and cash equivalents at end of period	$ 9,720	$ 4,353	$ 9,720

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ 3,565

Supplemental Schedule of Noncash Investing and Financing Activities
	$ -	$ -

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

Condensed Financial Statements.  The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At June 30, 2008, there were 2,109,643 shares issued and outstanding.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Advances – As of June 30, 2008 officers and shareholders of the Company had advanced the Company a total of $31,210.  The advances bear no interest and are due on demand.

Management Compensation - For the periods ended June 30, 2008 and 2007, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Loss from continuing operations available to common shareholders
(numerator)	$ (4,005)	$ (5,402)	$ (8,901)	$ (8,368)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	2,109,643	2,109,643	2,109,643	2,109,643

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Tintic Gold Mining Company ("Tintic Gold," "Company," "we" or "us") is a start-up, exploration stage mining company that has not yet generated or realized any revenues from its business operations. As a precious metals mineral exploration company, our goal is to obtain a partner or joint venturer with the funding and expertise necessary to explore our patented mining claims known as the Emerald, Diamond and Ruby Claims located in the Tintic Mining District of Juab County, Utah, approximately one quarter of a mile from the town of Mammoth, Utah (hereinafter "mineral claims") for their gold and zinc potential. These mineral claims contain one fairly extensive mine or mining shaft called the Emerald Mine and two other mines, shafts, holes or "prospecting pits," the depths of which are currently unknown. For safety purposes, that is, to prevent trespassers from injuring themselves, the Emerald Mine has been fenced off and is currently inaccessible. At the same time, the shaft collar is also partially blocked with debris and mine timbers.

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

As we disclosed in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007, we have had serious difficulty attracting interest in our mining claims over the last 3½ years.  Since this is NOT due to the enhanced prices of precious metals since the early 2000’s, we have come to believe that this lack of interest is due to the fact that the land ownership in the Tintic Mining District is very fragmented, meaning that ownership is held in the names of numerous corporations and individuals, many possibly having conflicting ownership rights and interests.  At the same time, we believe that a serious mining company or joint venture mining partner would want to be able to tie up an extensive or large area or block of land.  Fragmented land ownership therefore means that a mining company or joint venture partner would have to spend a lot of time and energy on land and title work and, when all is said and done, may not be able to lock up or amass a large block of land or claims.  Accordingly, extensive land and title work in the overall area of our mineral claims is a significant expense, cost and drawback that a prospective joint venture mining partner may NOT be willing to assume.

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

During the first quarter, four affiliates of us advanced or loaned the Company a total of $15,000.  This recent infusion of investment capital has given us the funding to pay outstanding bills incurred in 2007 and to further finance our accounting costs and fees and thus, our reporting obligations into the near future. After paying bills that had accumulated, the cash in our checking account on June 30, 2008, was $9,720. Having paid our auditors for their first quarter review, we currently have $8,270 in cash in our checking account.   We have no other outstanding bills or payables that we are aware of as of the date of this report other than what we have accrued to our legal counsel.

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

Given that we received a $15,000 cash infusion in January, we believe that we will only be able to satisfy our cash requirements until the end of this fiscal year. If more capital is needed by December of this year, these same officers, directors and the one shareholder will make a further loan or advance to us. We believe that within the next 12 months, we should be able to complete our business plan. If not, we will know by then what it will take to complete it. The ability to locate and "sign up" a joint venture partner or mining company partner of some kind has so far been unsuccessful, and will depend upon a variety of factors such as the price of gold and zinc over the next year or two, the cost of mining exploration at that time, the ability of a joint venture partner to tie up a lot of ground in the Tintic Mining District, the absence of future EPA clean up plans in the District, the ability of a joint venture mining partner to feel comfortable with what the EPA will require of them, and possibly, interest rates, factors and circumstances that are beyond our  control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. So far we have been unsuccessful.  Further, we are unable to guarantee that at the expiration of 12 months from now, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the 12 months, particularly if there is likelihood that we will be able to complete our business plan if we continue beyond the next 12 months.  As it is, we are starting to be concerned that the prospects of fulfilling our business plan look bleak.    If that is indeed the case, we may have to explore other possibilities for the Company, the form of which we cannot now predict.  If nothing else, we may have to significantly modify our business plan or take the Company in another direction.

 On the other hand, it is also conceivable that we can locate a joint venture partner within the next 12 months or, we might learn that we cannot locate a joint venture partner within that time frame. If management does not desire to loan or advance sufficient funds to continue beyond the next 12 months for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time as to do so would be highly speculative on our part.

To implement our business plan and engage in an exploratory drilling program on our Emerald, Diamond and Ruby Claims, we will need substantial additional funding and expertise from a strategic mining partner or joint venturer.   So far, we have exercised limited methods or plans of contacting and seeking out such possible joint venture and partnership candidates. As of the date of this Quarterly Report we have only contacted perhaps half a dozen persons or entities that we have learned might be interested in so participating. See discussion under "Management's Plan of Operation" below. At the same time, no assurance can be given that we can or will be able to enter into a joint venture and or other partnership relationship necessary to fund the exploration of our mineral claims as contemplated in our Plan of Operation below, namely, our proposed drilling exploration plan or program.  At the present time, we lack the capital and have no interest or other ability to raise the money necessary to carry out a mineral exploration program of our own.

We have few assets and limited capital, with no operations and no current sources of income.

It is anticipated that we will require only limited capital to maintain our corporate viability and the funds necessary for this limited purpose will be provided by officers and directors for at least the next 12 months or longer. However, unless we are able to enter into a partnership or joint venture relationship with an experienced mining entity willing to finance our intended exploration, it is unlikely that we will be able to achieve our operational goals. In such event, management will be forced to look at other business opportunities, the form of which we cannot now predict.

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

As of the date of this report, we have had NO discussions with any mining or mineral exploration company about entering into a joint venture agreement of any kind or nature.  Furthermore, based on our lack of success in this regard over the last 4 years, we are not particularly optimistic that we will in fact be able to locate and eventually enter into an agreement with a joint venture mining partner.   As stated above, we are not sure why there is an overall lack of interest in the Tintic Mining District by the mining industry, given the increased prices of precious metals since the early 2000’s, but that is the case.  If this situation continues, we will be forced to look at other opportunities for the Company, the form of which we cannot at this time predict.

Tintic Gold Mining Company Exploration Targets.

The following discusses certain specific and suggested exploration targets on our mineral claims that we currently believe would be suitable for exploration. We believe by identifying such targets, we have done significant work, in advance, on behalf of a potential or prospective mineral exploration partner or joint venturer.  Our estimates of exploratory drilling costs, as set forth below, do not currently take into consideration increased costs or inflation since April 2005.

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

The recommended budget for Phase I is US $517,000. The recommended budget for Phase II is US $2,141,000.  These estimates do not take into consideration increased costs or inflation since April 2005.  If feasibility studies conducted as part of Phase II indicate the economic viability of mining zones intersected in drilling, then mine development will probably require the construction of underground access to develop the claims.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .  Based on this evaluation, our management concluded that, as of June 30, 2008, our internal control over financial reporting was effective based on those criteria.

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

TINTIC GOLD MINING COMPANY
(Issuer)

Date:	August 6, 2008	By:	/s/George P. Christopulos
George P. Christopulos

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 6, 2008	By:	/s/George P. Christopulos
George P. Christopulos
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)