Form 10-Q
period 2008-09-30
Tintic Gold Mining CO
filed 2008-11-05
CIK 1301839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the third quarter ended September 30, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-119742

TINTIC GOLD MINING COMPANY
(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]  No [  ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 1, 2008
Common Capital Voting Stock, $0.001 par value per share	2,109,643 shares

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward looking-statements. All statements made in this Report or in another Report incorporated by reference that are not statements of historical fact are forward-looking statements. These include but are not limited to the economy, certain statements of expectation concerning the precious metals industry, the demand for precious metals, and the sources and potential for a mining partner or joint venturer who would be interested in financing or working with us to undertake an exploration program on our 44 acres of mineral claims. We do not intend to forecast what may or may not occur in the future, nor will we predict that any  particular event may or may not occur. Management emphasizes that it can neither control nor predict many of these risks and uncertainties. Accordingly, we caution the   reader not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. Important factors could cause actual results to differ from those expressed in any forward-looking statements.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

CONTENTS

PAGE

-

Unaudited Condensed Balance Sheets,

September 30, 2008 and December 31, 2007

    4

-

Unaudited Condensed Statements of Operations,

for the three months  and nine months ended September 30,

2008 and 2007 and from inception of exploration stage

on December 31, 1997 through September 30, 2008

    5

-

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2008 and 2007

and from inception of exploration stage on December 31,1997

through September 30, 2008

    6

      -

Notes to Unaudited Condensed Financial Statements

    7-8

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$ 6,277	$ 471
Total Current Assets	6,277	471
	$ 6,277	$ 471

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 2,136	$ 436
Related party advances	16,210	1,210
Accrued Liabilities - related party	15,000	15,000
Total Current Liabilities	33,346	16,646

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value,
50,000,000 shares authorized,
2,109,643 shares issued and
Outstanding at September 30, 2008 and December 31, 2007	2,110	2,110
Capital in excess of par value	194,165	194,165
Deficit accumulated during the
exploration stage	(223,344)	(212,450)
Total Stockholders' Equity (Deficit)	(27,069)	(16,175)
	$ 6,277	$ 471

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From inception of
					exploration stage
					on December 31,
	For the Three Months Ended		For the Nine Months Ended		1997, through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Revenues	$ -	$ -	$ -	$ -	$ -
Total Revenues	-	-	-	-	-

Expenses
General & Administrative	1,993	1,939	10,894	10,307	156,023
Failed acquisition costs	-	-	-	-	85,758
Total Expenses	1,993	1,939	10,894	10,307	241,781
Loss From Operations	(1,993)	(1,939)	(10,894)	(10,307)	(241,781)
Other Income (Expense)
Interest Income	-	-	-	-	8,632
Interest Expense	-	-	-	-	(44)
Gain on Sale of Securities	-	-	-	-	8,084
Total Other Income	-	-	-	-	16,672
Loss Before Income Taxes	(1,993)	(1,939)	(10,894)	(10,307)	(225,109)

Current Income Taxes (Benefit)	-	-	-	-	(1,765)

Deferred Tax Expense	-	-	-	-	-
Net Loss	$ (1,993)	$ (1,939)	$ (10,894)	$(10,307)	$ (223,344)

Loss per Share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From inception of
			exploration stage
			on December 31,
	For the Nine Months Ended		1997, through
	September 30,	September 30,	September 30,
	2008	2007	2008
Cash flows used in operating activities:
Net income (loss)	$ (10,894)	$ (10,307)	$ (223,344)
Adjustments to reconcile net loss to cash used
in operating activities
Non-cash stock issued for services rendered	-	-	97,846
Loss from sale of securities	-	-	(8,086)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable	1,700	(2,613)	1,989
Increase in accrued liabilities-related party			15,000
(Decrease) in income taxes payable	-	-	(565)
Net cash used in operating activities	(9,194)	(12,920)	(117,160)
Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,962
Net cash flows provided by investing activities	-	-	16,353
Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from related party advances	15,000	-	16,210
Proceeds from sale of common stock	-	-	55,000
Net cash flows from financing activities	15,000	-	74,711
Net increase (decrease) in cash	5,806	(12,920)	(26,096)
Cash and cash equivalents at beginning of period	471	15,142	32,373
Cash and cash equivalents at end of period	$ 6,277	$ 2,222	$ 6,277

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ 3,565

Supplemental Schedule of Noncash Investing and Financing Activities
	$ -	$ -

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

Condensed Financial Statements.  The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At September 30, 2008, there were 2,109,643 shares issued and outstanding.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Advances – As of September 30, 2008 officers and shareholders of the Company had advanced the Company a total of $31,210.  The advances bear no interest and are due on demand.

Management Compensation - For the periods ended September 30, 2008 and 2007, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Loss from continuing operations available to common shareholders
(numerator)	$ (1,993)	$ (1,939)	$ (10,894)	$ (10,307)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	2,109,643	2,109,643	2,109,643	2,109,643

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

As we disclosed in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007 and in our subsequent quarterly reports, we have had serious difficulty attracting interest in our mining claims over the last 3½ years.  Since this is NOT due to the enhanced prices of precious metals since the early 2000’s, we have come to believe that this lack of interest is due to the fact that the land ownership in the Tintic Mining District is very fragmented, meaning that ownership is held in the names of numerous corporations and individuals, many possibly having conflicting ownership rights and interests.  At the same time, we believe that a serious mining company or joint venture mining partner would want to be able to tie up an extensive or large area or block of land.  Fragmented land ownership therefore means that a mining company or joint venture partner would have to spend a lot of time and energy on land and title work and, when all is said and done, may not be able to lock up or amass a large block of land or claims.  Accordingly, extensive land and title work in the overall area  of our mineral claims is a significant expense, cost and drawback that a prospective joint venture mining partner may NOT be willing to assume.

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

Finally, the price of gold recently dropping in price from over $1,000 per ounce to below $800 per ounce at the current time, or a 20% drop, does not bode well, we believe, for the likelihood of our attracting a joint venture mining partner any time soon.  This is also not to ignore that while a large international mining company acquired some acreage in the Tintic Mining District in September from Chief Consolidated Mining, a former operator in the District, this fact in and of itself does not mean that this same mining company will necessarily have any interest whatsoever in our 44 acres of mineral claims.  See sequence of events No. 6 below in the discussion titled “Management’s Plan of Operation” which discloses this acquisition transaction in more detail.

If we are unable to fulfill our business plan and plan of operation, we may be forced to look at other business opportunities for the Company, the form of which we cannot realistically predict at this time.  This may include, however, but not be limited, to a change of control transaction whereby our four (4) insiders and affiliates sell their stock to persons with another direction for the Company, an amount of stock which currently represents slightly less than 80% of the Company’s total issued and outstanding shares.  If this occurs and if new people taking control of the Company did NOT want our mining claims or were concerned about potential liability to the Company for continuing to hold and own our mining claims, particularly with the EPA’s current presence in the District, we do not know what we would then do with our mining claims.  It is possible that the claims could be assigned out in exchange for indemnifications or in exchange for the excusing of Company debt.  All of this remains to be seen; however, at the present time, we believe that the prospects of our attracting a joint venture mining exploration partner look fairly bleak.

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

During the first quarter, four affiliates of us advanced or loaned the Company a total of $15,000.  This recent infusion of investment capital has given us the funding to pay outstanding bills incurred in 2007 and to further finance our accounting costs and fees and thus, our reporting obligations into the near future. After paying bills that had accumulated, the cash in our checking account on September 30, 2008, was $6,277. We have no other outstanding bills or payables that we are aware of as of the date of this report other than what we have accrued to our legal counsel.

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

Given that we received a $15,000 cash infusion in January, we believe that we will only be able to satisfy our cash requirements until the end of this fiscal year. If more capital is needed by December of this year, these same officers, directors and the one shareholder will make a further loan or advance to us. We believe that within the next 12 months, we should be able to complete our business plan. If not, we will know by then what it will take to complete it. The ability to locate and "sign up" a joint venture partner or mining company partner of some kind has so far been unsuccessful, and will depend upon a variety of factors such as the overall economy, the projected price of gold and zinc over the next year or two, the cost of mining exploration at that time, the ability of a joint venture partner to tie up a lot of ground in the Tintic Mining District, the absence of future EPA clean up plans in the District, the ability of a joint venture mining partner to feel comfortable with what the EPA will require of them, and possibly, interest rates, factors and circumstances that are beyond our control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. So far we have been unsuccessful.  Further, we are unable to guarantee that at the expiration of 12 months from now, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the 12 months, particularly if there is likelihood that we will be able to complete our business plan if we continue beyond the next 12 months.  As it is, we are starting to be concerned that the prospects of fulfilling our business plan look bleak.  If that is indeed the case, we may have to explore other possibilities for the Company, the form of which we cannot now predict.  If nothing else, we may have to significantly modify our business plan or take the Company in a completely different direction.

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

To implement our business plan and engage in an exploratory drilling program on our Emerald, Diamond and Ruby Claims, we will need substantial additional funding and expertise from a strategic mining partner or joint venturer.  So far, we have exercised limited methods or plans of contacting and seeking out such possible joint venture and partnership candidates. As of the date of this Quarterly Report we have only contacted perhaps half a dozen large mining companies that we have learned might be interested in so participating. See discussion under "Management's Plan of Operation" below. At the same time, no assurance can be given that we can or will be able to enter into a joint venture and or other partnership  relationship necessary to fund the exploration of our mineral claims as contemplated in our Plan of Operation below, namely, our proposed drilling exploration plan or program.  At the present time, we lack the capital and have no interest or other ability to raise the money necessary to carry out a mineral exploration program of our own.

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

In 2002, the EPA declared the Eureka, Utah, area, approximately 3 miles from us, as a "Super-Fund" site for lead contamination. The EPA is reputedly spending as much as $40 million in clean-up costs. These clean-up efforts, so we are told, should be completed within the next 2 to 3 years. Because our mineral claims are not in Eureka and because we never had a mill or significant mining dump of any kind on them, we believe that there is little likelihood that, among other reasons, the EPA would ever assess us for any historical pollution or contamination of any kind.

Management’s Plan of Operation.

As per our agreement with Tintic-Utah, our former parent corporation, in consideration for the distribution of our shares to shareholders of Tintic-Utah on the record date of March 5, 2004, we have been conveyed the subsurface mineral rights on approximately 44 acres of land located in the heart of the Tintic Mining District of Juab County, Utah, near the town of Mammoth, Utah (subject to a 3% net smelter royalty in favor of an individual named Chase Hoffman). During the next twelve months, we will attempt to identify and contract with a mineral exploration company that will agree to search for minerals that may underlie our Claims. During the time our search continues in progress, the small amounts of cash required to maintain our operations, as well as the costs associated with the identification of and contracting with a mineral exploration company partner, will be provided by what cash we now have on hand and if that money is exhausted, by our officers and directors. Our officers and directors have agreed to advance or loan us the money that is necessary for us to complete our work sequences identified below. At the same time, our officers and directors are NOT under any contractual obligation with the Company to finance us; they are doing so because they want to. We do NOT have any written agreement with them in this regard nor do we intend to enter into one. Future funding by our officers and directors may come from the exercise of options to purchase our common stock and/or through future agreements between us and our officers and directors negotiated on terms equivalent or better than those terms negotiated on an arms-length basis. As a result, we do not believe there will be the need to raise additional funds between now and the next 12 months, other than through our officers and directors, if and when required. Since our officers and directors have agreed to provide us with the funding necessary to complete our work sequences or "milestones" identified below, work sequences that are essentially now completed, we consider this a legal obligation to such extent simply because investors and shareholders may rely, or have already relied, on this funding commitment.

Management is NOT interested at this time in going to the expense or trouble of directly raising, on a secondary offering or private placement basis, either $517,000 or $2.141 million to engage in drilling exploration programs of our own  and without the participation of a joint venture mineral exploration partner.  This is because we lack the expertise and experience ourselves to implement and oversee such a large project. See the paragraph below titled "The Phased Nature of Our Planned or Proposed Exploration Program." We also believe and are informed that such a money raising effort would be very expensive in terms of the cost thereof and we would rather spend what limited resources we have on locating a mineral exploration joint venture partner. We also have no idea what securities brokerage firm, if any, would possibly be interested in underwriting such an effort, particularly in light of the recent “financial crisis” that has brought the Dow Jones Industrial Average down to below 8,000. Since the increased price of metals starting in early 2004 appears to have made the overall exploration environment more financing-friendly and based on the history of the Tintic Mining District, we believe that it makes far more sense to do what is necessary to attract an experienced and well financed mineral exploration partner or joint venturer. This is our basic plan of operation at the present time.

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

6) Contact as many mining and mineral exploration companies as possible who we believe might be interested in partnering or joint venturing with us to explore our mineral claims. (This is a task that comprises the principal part of our business plan at this stage and we have been doing it in the ordinary course of our business. In late 2006, we had limited discussions with one large U.S. mining company to whom we sent a copy of our geology report. In September of 2006, a project manager of this mining company accompanied us on a physical tour of our property.  In mid-September, during the end of the quarter, we learned that a major internationally diversified mining company headquartered in the United Kingdom known as Anglo American PLC, purchased some mining claim interests in the Tintic Mining District from Chief Consolidated Mining Co., a former operator in the District.  The news reports are skimpy but it appears that the company seeks to explore, and if justified, to then develop a porphyry copper-gold-molybdenum target. Upon learning this news, we have since endeavored to contact Anglo American to see if they would be interested in our claims and, in particular, in getting a copy of our geology report, but, to date, we have heard nothing back.)

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

We have NOT identified any one potential mineral exploration partner. There are several large mining companies in the United States, Canada, Europe, Australia and elsewhere that we believe may be interested in our mineral claims. Accordingly, there would be no reason to target just one or two companies. As stated above, we have provided our geology report to several mining companies, Canadian, American and British.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .  Based on this evaluation, our management concluded that, as of September 30, 2008, our internal control over financial reporting was effective based on those criteria.

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

TINTIC GOLD MINING COMPANY
(Issuer)

Date:	November 4, 2008	By:	/s/George P. Christopulos
George P. Christopulos

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 4, 2008	By:	/s/George P. Christopulos
George P. Christopulos
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)