Form 10-K
period 2008-12-31
Tintic Gold Mining CO
filed 2009-03-23
CIK 1301839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [  ]   No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X] The issuer is not aware of any delinquent filers.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of the last business day of our  most recently completed second fiscal quarter, the aggregate market value of our voting stock held by non-affiliates, an amount consisting of a total of 439,059 shares, was determined to be $65,859 or $0.15 per share. This calculation is based on the fact that while there is currently a thinly traded public market for our shares, shares which trade on the Over the Counter Bulletin Board (OTCBB) under the symbol TMGG, we had no trades in our stock during our fourth quarter ended December 31, 2008, even though the last trade was at $0.20 per share.  Based on the recent lack of trading activity in our stock, we believe that valuing these shares at $0.15 per share for the purpose of this annual report is reasonable under the circumstances.  This is not to ignore that no common equity stock was sold by the Company during the fiscal year from which an alternative computation could be made under the above-formula.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

As of the date of this document, the Issuer had 2,109,643 shares issued and outstanding.  No new shares were issued during the fiscal year.

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15 of Part IV below.

NOTICE AND DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein may be forward-looking statements that involve a variety of risks and uncertainties. Because we are a Smaller Reporting Company, however, the new and modified Form 10-K does not require us to list risk factors in this annual report.  Reference is made to Item 1A below titled “Risk Factors.”

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

TABLE OF CONTENTS

PART I

4

ITEM 1.   BUSINESS.

4

ITEM 1A.  RISK FACTORS.

10

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

10

ITEM 2. PROPERTY.

10

ITEM 3.  LEGAL PROCEEDINGS.

15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

16

PART II

16

ITEM 5.  MARKET FOR COMMON EQUITY,  RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.                                                                                                 16

ITEM 6.  SELECTED FINANCIAL DATA.

19

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS.                                                                                                                   19

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.              31

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA.

31

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.                                                                                                                     43

ITEM 9A AND 9A(T).  CONTROLS AND PROCEDURES.

43

ITEM 9B. OTHER INFORMATION.

43

PART III

44

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE  44

ITEM 11.  EXECUTIVE COMPENSATION

45

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                                                                                                  46

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.                                                                                                                                     48

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

48

PART IV

49

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

49

SIGNATURES

50

PART I

ITEM 1.   BUSINESS.

Business Corporate History.

Tintic Gold Mining Company, a Nevada corporation ("Tintic-Nevada", “Company,” "we" or "us"), was originally formed as a wholly-owned subsidiary of Tintic Gold Mining Company, a Utah corporation ("Tintic-Utah"). We were organized and incorporated under the laws of the State of Nevada on March 8, 2004, as required by the terms of a certain Distribution Agreement between us and Tintic-Utah, our former parent corporation, dated March 12, 2004.  This agreement was entered into for the purpose of acquiring all of Tintic-Utah's mineral claim properties and related assets, including its remaining cash after payment of related expenses (“Mineral Claims”). As a result, we are the owner of the subsurface mineral rights previously owned by Tintic-Utah, on approximately 44 acres of land located in the Tintic Mining District of Juab County, Utah, near the town of Mammoth, Utah, property that our predecessor or parent corporation had owned since 1933 and which was conveyed to us by Special Warranty Deed on March 18, 2004, a copy of which was attached as Ex. "10.1" to our original Form SB-2 registration statement.

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

In spite of Tintic-Utah’s inability to attract investment capital or locate a mineral exploration program partner during the time that it owned the mineral rights now owned by us, Tintic-Utah's management, during the early 2000’s, nonetheless continued to develop the company's long-term business plan to re-establish itself as an active business and to seek capital funds to operate and continue in business. As part of this long-term business plan, and because mineral exploration in the Tintic Mining District was an impractical if not impossible endeavor during the early 2000’s, Tintic-Utah's management was authorized during 2004 to entertain and negotiate with potential merger candidates who were not engaged in the business of mineral exploration and/or mining. Pursuant to this authority, Tintic-Utah acquired Kiwa, in exchange for its securities, as an operating company.  Tintic-Utah did so due to Kiwa’s experienced management and its potential for profitable growth. In doing so, Tintic-Utah acquired all of the cash and assets that were then owned and held by Kiwa and thus, Tintic-Utah obtained the capital and business prospects necessary to both operate and continue in existence in a profitable manner.

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

Our predecessor corporation, Tintic-Utah, had been authorized to conduct business in Utah and had conducted business in Utah since 1933. It owned our existing patented Mineral Claims since 1933, properties that had been acquired from the Emerald Mining Company. These properties are now owned by us free and clear of any lien or encumbrance other than the fact that a prior director from some-25 years ago, Mr. C. Chase Hoffman, owns the surface rights. Mr. Hoffman also retains a 3% net smelter return interest on any mineral production, if any ever occurs.

Considering that we were incorporated in March 2004 to receive Tintic-Utah/Kiwa's mineral claim assets and implement the terms of the Distribution Agreement with Kiwa, there has been no material reclassification, consolidation, merger, or purchase or sale of any significant amount of assets.

Since the merger with Kiwa mentioned herein was consummated in March 2004, our business plan and plan of operation has been to seek out and obtain a joint venture mining partner.  See Item 7 below titled “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS.”  On October 18, 2006, our Form SB-2/A registration statement with the Commission went “effective,” and we were allowed to distribute our shares to the shareholders of our former parent corporation, Tintic-Utah, on a pro rata basis.  This distribution or “spin-off” occurred in November 2006.  In early 2007, we became quoted on the OTC Bulletin Board under the symbol “TMGG.OB.”  See the subheading or subsection below titled “Effect of the Merger.”

The March 12, 2004 Merger or Reorganization with Kiwa.

On March 12, 2004, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 11, 2004, by and among Tintic Gold Mining Company, a Utah corporation ("Tintic-Utah"), TTGM Acquisition Corporation, a Utah corporation and wholly-owned subsidiary of Tintic-Utah ("Merger Sub"), and Kiwa Bio-Tech Products Group, Ltd., a privately-held British Virgin Islands ("BVI") corporation ("Kiwa-BVI"), Merger Sub merged with and into Kiwa-BVI with Kiwa-BVI surviving as a wholly-owned subsidiary of Tintic-Utah (the "Merger"). Each share of Kiwa-BVI common stock was converted into 1.5445839 shares of Tintic-Utah's common stock, resulting in Tintic-Utah issuing an aggregate of 7,722,919 shares of its common stock to the former shareholders of Kiwa-BVI. Tintic-Utah also assumed Kiwa-BVI's outstanding stock options. The Merger resulted in a change of control of Tintic-Utah, with former Kiwa-BVI shareholders and optionees owning approximately 89% of Tintic-Utah's common stock on a fully diluted basis immediately following the closing of the Merger. A copy of the Merger Agreement is attached to our third amended registration statement on Form SB-2/A as Exhibit 10.2 and is available for review on the Commission's Edgar database. The Merger Agreement sets forth the terms and conditions of the merger transaction between the two companies that closed on March 12, 2004.

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

Effect of the Merger

As a condition of the Merger, we, that is, Tintic-Nevada, were formed for the purpose of conveying Tintic-Utah's mineral claim rights and interests to us, its Nevada subsidiary (an act which occurred on March 18, 2004). This conveyance was done in exchange for the issuance of a total of 1,009,643 shares of our stock.  This stock was physically issued or registered in certificate form in the name of Tintic-Utah as of March 5, 2004.  This stock certificate was signed over by Tintic-Utah and signature guaranteed and was held by our then-stock transfer agent, Cottonwood Stock Transfer located in Salt Lake City, Utah, for the benefit of Tintic-Utah’s shareholders. Through the Distribution Agreement we had entered into with our former parent corporation, Tintic-Utah, it was our intention to physically effectuate the distribution of those shares to the shareholders of Tintic-Utah immediately following the effective time of a registration statement registering the shares covered  thereby (the "Spin-Off"). The purpose of, or rationale for, the Spin-Off is based on Tintic-Utah, now Kiwa, taking a different business direction and no longer either needing or wanting our Mineral Claims, not to mention any environmental liability that might have been associated with them. This Spin-Off transaction was registered with the Commission on Form SB-2/A under provisions of, and in compliance with, the Securities Act of 1933. The Distribution Agreement dated on or about March 12,

2004, by and among Tintic-Utah (Kiwa's predecessor in name), Tintic-Nevada, and their directors and officers provided that no shareholder of either Tintic-Utah and/or Kiwa, who acquired their shares in either entity AFTER March 5, 2004, could participate in the Spin-Off. In other words, only shareholders of record of Kiwa (Tintic-Utah) as of the record date of March 5, 2004 would be (and were) entitled to receive shares in the Spin-Off.

OUR CURRENT STATUS.

Since our registration on Form SB-2/A went “effective” on October 18, 2006, nearly 2½ years ago, our principal business plan and plan of operation has been to seek out and locate a joint venture business partner willing to finance the exploration of our Mineral Claims.  We are therefore defined in Industry Guide No. 7 as a mineral exploration company,  For a summary of our business plan and plan of operation, reference is made to our Part II, ITEM 7 below titled “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS.”

On December 21, 2006, after our Form SB-2/A registration statement had gone “effective,” we filed a ’34 Act registration statement with the Commission on Form 8-A.  Such filing registered our securities under Section 12(g) of the Securities Exchange Act of 1934.  As a result, we are required to comply with “the proxy rules” as set forth in Regulation 14A.  For example, if we call a special or annual meeting of our stockholders, we are required by law to provide our stockholders with the information set forth in Schedules 14A or 14C of Regulation 14.  Preliminary versions this information must be filed with the Commission at least 10 days prior to the date that final or definitive copies of these materials are forwarded on to our stockholders.

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

Our common stock currently trades on the OTC Bulletin Board under the symbol TMGG.OB.  For more information in this regard, reference is made to Item 5 of Part II below titled MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since we were formed in March 2004 and acquired our Mineral Claims, we have had serious difficulty attracting any interest in our mining claims.  We believe that this has been due to the fact that the land ownership in the Tintic Mining District is very fragmented, meaning that ownership is held in the names of numerous, numerous corporations and individuals, many possibly having conflicting ownership rights and interests.  At the same time, we believe that a serious mining company or joint venture mining partner would want to be able to tie up an extended or large area or block of land.  Fragmented land ownership therefore means that a mining company or joint venture partner would have to spend a lot of time and energy on land and title work and, when all is said and done, may not be able to lock up or amass a large block of land.  Accordingly, extensive land and title work in the overall area of our mineral claims would likely be a significant expense and cost that a prospective joint venture mining partner is not willing to assume.

We also believe that the significant EPA presence in the Eureka, Utah, area, while it completes its Superfund clean up operations, may also have a negative effect or impact on a potential mining company or a joint venture mining partner. We say this because we have reason to believe that a potential joint venture mining partner may genuinely fear that, as a condition to doing mineral exploration, the EPA might require them to do remediation or clean-up of other, prior operators’ contaminations, etc., something that they wouldn’t otherwise be required to do if the EPA were not highly visible and active in the area.

We also believe that the economic downturn and current recession which began at the very end of 2007 and which has gotten worse during the latter part of 2008 and early 2009, has had a serious negative impact on our ability to attract a joint venture mining partner.  Such inauspicious economic conditions have also had a negative impact on the entire mining industry as a whole, not to mention other industries.  This is evidenced by the substantial drop in the market prices of major mining companies’ stocks.

The foregoing factors make us highly doubtful at the present time as to whether or not we will be able to carry out our current business plan in the near future.  As we have previously disclosed in our Edgar filings, we may have to revise our business plan considerably in the very near future and otherwise take the Company in another direction, the form of which we cannot predict at this time.

For more information on the current state of our business and affairs, reference is made to ITEM 7 below titled

“MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS.”

Smaller Reporting Company Designation/Sarbanes-Oxley Act/ ’34 Act Reporting Requirements.

In addition to being defined in Industry Guide No. 7 as a mineral exploration company, we are also defined under Commission rules and regulations as a “Small Business Issuer.”  This is an issuer that has revenues of less than $25 million, is a U.S. or Canadian issuer and is not an investment company.  We are also subject to the Sarbanes-Oxley Act of 2002.  This Act was enacted to curb auditor abuses and strengthen auditor independence.  It also institutes certain steps to make senior members of management more directly responsible for the content and accuracy of a company’s financial reporting and for the quality of financial disclosures made by public companies.  It also establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight; management assessment of internal controls; auditor attestation as to management’s conclusions about internal controls (anticipated to commence by December 31, 2009); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions.  Compliance with the requirements of the Sarbanes-Oxley Act will increase, and has substantially increased, our legal and accounting costs and fees.

As a “smaller reporting company,” we are relieved of some of the informational obligations otherwise required under Regulation S-K, including some of the disclosure otherwise required under Form 10-K.

Because our securities are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, we are required to comply with "the proxy rules" as set forth in Regulation 14A. For example, if we call a special or annual meeting of our stockholders, we are required by law to provide our stockholders with the information set forth in Schedules 14A or 14C of Regulation 14. Preliminary versions of this information must be filed with the Commission at least 10 days prior to the date that final or definitive copies of these materials are forwarded on to our stockholders.

As a reporting company, we are required to regularly file, with the Commission, annual reports on Form 10-K and quarterly reports on Form 10-Q. In the event certain material events occur, the law requires us to timely report any such events on a Form 8-K.

Executive Offices.

Our executive or principal offices remain located at 3131 Teton Drive, Salt Lake City, Utah 84109.

No Subsidiaries or Related Companies.

As of December 31, 2008, we did NOT have any subsidiaries or related companies or entities. None of our officers or directors currently serves on the board or otherwise act as officers of any other company, partnership or limited liability company engaged in mining or involved in the mining business.

No Joint Venture Arrangements at the Present Time.

We have neither entered into, nor participate in, any joint venture arrangements, nor do we have any plans, at the current time, to engage in any joint venture with any particular person or party.

No Patents, Trademarks, Licenses or Franchises.

We do NOT own any patents, trademarks, licenses, franchises, or concessions, except for patented mining claims granted by the government to private landowners.

No Royalties.

We do not currently receive royalties from mining activities or any other activities.

Long-Term Goals and Objectives.

Our long-term business goal and objective has been to seek our and locate a joint venture business partner willing to finance the exploration of our Mineral Claims.

Business Plan.

For a detailed discussion of our progress in the pursuit of a joint venture mining partner interested in undertaking a bona fide exploration program on our Mineral Claims, reference is made to our Part II, ITEM 7 below titled “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS.”

Seasonability.

Our business is not seasonal in nature except to the extent that weather conditions at certain times of the year may affect access to our Mineral Claims.

No Customers or Suppliers.

We do not provide any goods or services at this time. As such, we do not have any customers or suppliers.

Governmental Regulation and Environmental Concerns.

Though we are currently NOT operating any mining assets and currently lack the capital to operate any mining assets in the immediate future, management believes it is important for us to be familiar with mining rules and regulations as they would affect or pertain to our Mineral Claims. The mining industry is subject to extensive and developing federal, state and local laws, rules and regulations relating to the exploration for, development, mining and production of precious metals, as well as other environmental and safety concerns. Legislation affecting the mining industry is under constant review for amendment and expansion, frequently increasing the regulatory burden. This is particularly true in the Tintic Mining District where lead, a substance highly toxic to humans, is found. Numerous agencies, federal, state and local, have issued rules and regulations applicable to the mining industry, some of which carry substantial penalties for failure to comply. Various laws, rules and regulations require permits for exploratory drilling and the maintenance of bonding requirements in order to conduct mining activity on a variety of scales. Such rules and regulations also regulate the spacing and location of mine shafts and provide requirements for surface use and restoration of land on which drilling activity is undertaken, the plugging and abandoning of shafts or holes, the prevention of waste and water pollution and the prevention and cleanup of pollutants. These departments and agencies often require periodic reports on exploration, development and production and other matters. Such laws and regulations have generally become more stringent in recent years, often imposing greater liability on an ever-larger number of potentially responsible parties. We are also subject to laws, rules and regulations covering occupational safety and health matters. Because the requirements imposed by such laws and regulations frequently change, we are unable to predict the ultimate cost of compliance with these various requirements. The regulatory burden on the mining industry increases its costs of doing business and, consequently, affects not only its profitability but its ability to obtain financing or raise equity. Reference is made to the subsection in Item 2 below titled “Government Regulation/Obtaining Necessary Permits to Conduct Exploration Activities,” which briefly outlines the exploration and mining permitting process in Utah. In the interests of not avoiding repetition, we do not repeat this disclosure here.

Some risk of costs and liabilities related to environmental, health and safety matters is inherent in the mining industry as a whole. In the event that we undertake exploration of our Mineral Claims, we put ourselves at risk to incur significant and substantial costs and liabilities.

To the extent we ever commence actual exploratory operations, we will be subject to regulation by numerous federal and state governmental authorities. The most significant will be the federal Environmental Protection Agency (EPA), the Bureau of Land Management (BLM), the Occupational Safety and Health Administration (OSHA), and comparable or corollary state agencies. If we do not comply, meet or satisfy the various rules and regulations promulgated by these regulatory authorities, we would be exposed to fines, bars or other significant penalties. To date, we have not been ordered or required to spend anything on compliance with environmental laws because we are not currently operating any mining assets. Our Mineral Claims were leased to other mining companies in the 1980's and 1990's but, other than assay work, no exploratory mining activity was undertaken. At the same time, however, there are no significant mineral tailings on our mineral claims to the knowledge of management and therefore, to the extent that either the EPA or a corollary Utah state agency adopts or implements a program in the Mammoth area requiring the clean-up of any left-over environmental hazards, we would not expect such to materially affect us or our affairs.  This is also because, having only been in existence since 2004, we are not the same entity that may have contributed to, or caused, any environmental hazards between the 1930’s and the 1940’s.  This gives us a legal argument to rely on as a defense to any clean-up action against us, though we can make no assurance that we would prevail with such an argument.

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

We are unable to ascertain the exact number of competitor companies, or whether or when such competitors' competitive positions could improve.  Having said this, we have recently learned that sometime in the fall of 2008, Chief Consolidated Mining Company, a former operator in the Tintic Mining District, entered into a joint venture of some kind with a large mining company known as Anglo-American.  We believe this joint venture involves properties owned by Chief near the Burgin Mill, an area that one comes across before one enters the town of Eureka from the east.  This is an area that is not near our claims and there is no geological similarity, to our knowledge, between this area and the area of Mammoth, Utah, where our Mineral Claims are located.

Business Offices and Administrative Support.

Mr. George Christopulos provides office space and the necessary administrative and clerical support for our corporate affairs without any cost to us.

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

Costs and Effects of Compliance with Environmental Laws.

At the current time, none; not applicable.  In the absence of undertaking any mineral exploration activity on our mineral claims—something we have NOT as yet done—we are not subject to any environmental laws, rules or regulations that would have an adverse material effect or impact on us, our current business operations, our financial condition or which might otherwise result in a material compliance cost.  This does not mean that if we engaged in an exploration plan or program of some kind on our claims that we would not be subject to substantial EPA and Utah environmental rules and regulations.  In this regard, reference is made to the subheading above titled “Government Regulation.”

 Transfer Agent.

During the year, Standard Registrar & Transfer located at 12528 South 1840 East, Draper, Utah 84020, phone no. 801-571-8844, fax no. 801-571-2551, acted as our stock transfer agent.

We currently have approximately 353 shareholders of record.

ITEM 1A.  RISK FACTORS.

This item is not applicable to smaller reporting companies.  Having said this, we have, in the past, listed numerous risk factors in previous Form 10-K filings and in our Form 10-SB/A’s on file on Edgar.  Persons interested in this item should refer to those documents.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None; not applicable.

ITEM 2. PROPERTY.

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

The work completed on our Mineral Claims, including the current state of exploration of the property and its present, is set forth in detail in the PLAN OF OPERATION section below.

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

Form of Ownership

Tintic-Nevada does not hold "unpatented" mining claims. (An unpatented mining claim is a parcel of property located on federal lands that the U.S. government continues to own, though it has granted the private party claimholder the right to explore and mine the claim.) Instead, we own patented mining claims. (A "patented" mining claim is land originally held as unpatented, to which the private-party claimholder has been conveyed fee  simple title by the U.S. government, after meeting the federal patenting requirements.) The important distinction or difference in the type of mineral interest it represents is that the patent gives the claimholder full and complete ownership, outright, of the land on which the claim is located. In this case, however, a former officer and director named C. Chase Hoffman owns the surface rights. Such rights were conveyed to Mr. Hoffman in 1980 in consideration for as much as $30,000 that Mr. Hoffman had advanced the Company over the years. Mr. Hoffman also retains a 3% net smelter return royalty interest in the event of any mineral production on the property.

The Effect of Regulatory Changes on Holding Unpatented Mining Claims

The U.S. Bureau of Land Management (BLM) promulgated new regulations in 1997 regarding hard rock unpatented mining claims (see 43 CFR 3809). Compliance with the 1997 regulations is both time-consuming and costly. Therefore, we do NOT intend to purchase or locate any unpatented claims, but instead, to concentrate its exploration activities on its own privately-held land and perhaps on land that, at some point in the future, it may decide to acquire, including but not limited to a possible Utah state mineral leasehold of some kind. Management believes that these BLM regulations will have little or no effect on our activities.

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

There are several prominent fissures in our property. Fissures north of the shaft show calcite and oxidized iron. This suggests possibilities for improved mineralization at depth. Close to the shaft an east-west cross fissure reportedly carries substantial values in lead from the 200 to 1,000 levels in workings presently inaccessible. This fissure should be prospected for intersections and at greater depth. South of the shaft are two main north-south fissures. One known as the Diamond fissure shows jasperoid quartz.

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

As to our Claims' exploration, development or production history, if any, the extent of exploration or even development on our mineral claim properties is unknown. Management believes and is informed that approximately 1,800 tons of ore were once removed from our property. Our lack of precise knowledge as to what production or extraction occurred, when it occurred, what it sold for, what it was exactly, or was worth at the time it was extracted is understandable in that precious metals were first discovered in the Tintic Mining District area in 1870, over 135 years ago. Nonetheless, our property does contain the Emerald Shaft or Mine which existing data and other information suggests is at least 1,000 feet deep. There are also two other significant holes, shafts or "prospecting pits" on the property. As discussed further below in the PLAN OF OPERATION section and in order to devise and implement an exploration plan or program of some kind on our properties, we have commissioned and obtained a comprehensive geology report on our property.

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

Future Plans for Exploration.

To date, management has NOT applied for exploration permits for work on any of its patented mineral claims. However, it is possible, depending upon market conditions, that we may consider conducting geological mapping, geochemical sampling, and geophysical surveys, but only if sufficient funds are available for such purpose, and if all goes well and we have sufficient capital, to possibly file applications for permits that would permit exploratory sampling or drilling to be carried out. We currently lack the investment or working capital to carry out any type of drilling exploratory operations at this time. This will depend on sources of and the availability of a joint venture partner who would contribute funds for this purpose.  It would also depend upon the prices of gold, zinc and silver. Accordingly, no assurance can be given that exploration will in fact be either undertaken or carried out.

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

In order to be able to present a realistic exploration plan or program to a potential mineral exploration partner or venture capital partner or investor, we commissioned and obtained a comprehensive evaluation report in 2005. Among other things, this report identifies a work sequence to be undertaken in order to carry out a mineral exploration program. This report specifically identifies exploration targets on our Claims, a task that we believe will work as a positive inducement to prospective mineral exploration partners interested in our claims inasmuch as this is something they will not be required to spend money on themselves.

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

Compliance with Environmental Laws.

We do not believe that we will incur any material costs relating to efforts to comply with environmental laws or other governmental regulations. This is because, at this time, we do NOT have a specific exploration program that we intend to implement. In the event that we undertake a mining exploration program, we must comply with various federal, state and local provisions that regulate the discharge of materials into the environment and which further govern the conduct of mining activities for the protection of the environment. To our knowledge, we have been in full compliance with all applicable environmental regulations since our inception and we intend to continue to fully comply in 2009 and beyond.

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

During fiscal 2008, we did not engage in any activity that would have required us to obtain any permits or bonds; nor did any governmental agency cause us to expend any funds to comply with any material environmental regulation. Moreover, we do not anticipate that any reclamation bonding will be required of us during 2009, or in the reasonably foreseeable future.

We do NOT anticipate any material capital expenditures for environmental control facilities during fiscal 2009. The cost of future compliance affecting our mineral properties will depend upon the extent and type of exploration and testing that we decide to undertake or have the financing to undertake.

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

ITEM 3.  LEGAL PROCEEDINGS.

As of the date of this filing, we are NOT a party to any legal proceeding, either as plaintiff or defendant. We are also not aware of any pending legal proceeding contemplated by a governmental authority concerning our business or properties. Our financial statements, as set forth below, have therefore NOT been adjusted to reflect any material uncertainty regarding exposure to liability in any legal proceeding.

To management's best knowledge, information and belief, our property is neither listed on any known environmental cleanup roster nor otherwise listed on or within any designated "Superfund" site. We are aware, however, that in 2002, the federal Environmental Protection Agency (EPA) declared the town of Eureka, Utah, as a Superfund site for lead contamination, an area approximately 3 miles from our properties. We have received no actual or direct notice or knowledge of these events and management knows nothing further in this regard as it may potentially relate to our Mineral Claims. During 2002, the Utah Department of Air Quality undertook soil sampling in and around the town of Mammoth, Utah, an area near our properties. We are informed that some of these samples showed elevated levels of contaminants. We believe that, to a large extent, this is a natural phenomenon in the area.  Nonetheless, we have received no notice that these findings have any impact or other bearing on our Mineral Claims and management does NOT believe that our properties can, or will, be considered a source of any such alleged contamination.

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

Based on a written Ingress/Egress and Right of Entry Consent given by us to the Utah Department of Oil, Gas & Mining on January 31, 2008, we have given the Utah Abandoned Mine Reclamation Program permission to cover the Emerald Mine Shaft on our property with steel and/or metal grates or mesh or some other protective mechanism to prevent trespassers or others from falling down the hole.  We have not authorized them to back-fill the hole and don’t believe that they could in any event because it is too deep and would require too much dirt and labor.  We have not visited the Mineral Claims in a while and therefore, have not had the opportunity to inspect the work of the Abandoned Mine Reclamation Program, nor do we know for certain if they have completed their work.  If not, we believe, based on conversations with them, that they will finish up this summer or fall.  We believe this will be a good thing in that it will further insulate us from potential liability in addition to the fence that our consulting geologist built around the mining shaft in the past.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any report, proxy statement or information statement to security holders during the fiscal year ended December 31, 2008.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY,  RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common shares are quoted on the Over-the-Counter Bulletin Board (OTCBB) administered by the Financial Regulatory Authority (FINRA), formerly the NASD, under the symbol TMGG.OB. The following table sets forth the trading activity in our stock over the last two fiscal years as reported by the OTC Bulletin Board, and represents prices between dealers that do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions at the indicated prices:

TMGG - TINTIC GOLD MINING CO.								Year Ending December 2007
	BID			ASK				PRICE
END DATE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	VOLUME
12/29/2007	.25	0.2	0.25	0.5	0.45	0.5	-	-	-	-
09/28/2007	0.20	0	0.20	0.50	0	0.50	0.50	0.20	0.50	5,270
06/29/2007	0	0	0	0	0	0	0	0	0	0
03/30/2007	0	0	0	0	0	0	0	0	0	0

TMGG - TINTIC GOLD MINING CO.								Year Ending December 2008
	BID			ASK				PRICE
END DATE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	VOLUME
12/31/2008	0.1	0	0	0.51	0	0	0	0	0	0
09/30/2008	0.15	0.07	0	0.51	0.2	0	0.2	0.2	0.2	1,200
06/30/2008	0.25	0	0	0.51	0	0	0.2	0.2	0.2	15,000
03/31/2008	0.25	0.25	0	0.51	0.5	0	-	-	-	0

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

Of the 2,109,643 shares currently issued and outstanding, 1,670,584 are held by affiliates and are therefore “restricted” in some fashion. This means that there are 439,059 shares that are not "restricted" in any way.  These 439,059 shares thus comprise what is called “the float,” that is, the shares that can trade freely in interstate commerce.  Reference is made to Item 12 of Part III below titled  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

No Warrants or Stock Options Issued or Outstanding.

We currently have no outstanding warrants, options, incentive stock option or employee compensation plans of any kind or nature. At the same time, and though there are currently no plans to do so, no assurance can be given that such derivative securities will not be issued in the future.

Holders

According to our stock transfer agent, Standard Registrar & Transfer located in Draper, Utah, as of the date of this Annual Report, we have 353 holders of record of our common capital stock.

Description of Our Securities

Our authorized capital stock consists of 50,000,000 shares of common capital stock, $0.001 par value, of which 2,109,643 shares are considered issued and outstanding as of our fiscal year-end, December 31, 2008.  As of the date of this annual report, no additional shares have been issued.

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

Securities Authorized for Issuance under Equity Compensation Plans.

We have NOT authorized any securities for issuance under any equity or other compensation plans of any type or nature, inasmuch as we have NOT adopted any such incentive or compensation plans and have no intention, at present, to do so.

Recent Sales of Unregistered Securities.

None.

Use of Proceeds of Registered Securities.

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers.

None; not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

Responding to this item is not required for smaller reporting companies.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS.

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

During December 2007, right before the beginning of our 2008 fiscal year, we met with officials with the Utah Department of Environmental Quality (DEQ) and talked to them about whether there would be any special remediation efforts required of us or a joint venture partner if we engaged in any exploratory activity on our mining claims.  We contacted them because we were informed that the Canadian mining company mentioned in the paragraph immediately below had also met with them.  During our meeting, we learned that the DEQ really lacks jurisdiction over any mining operations or clean up unless a particular and unique environmental hazard or problem arises that DOGM can’t handle.  The DEQ thus referred us to the EPA.

In January of 2008, we contacted the EPA in an effort to learn whether or not we, or a joint venture mining partner, would be required to finance or undertake any special clean up or remediation of possible contamination undertaken by others in the past, if that contamination were on or near any exploratory activity that we undertake.  We asked this question because we were under the impression that this possible requirement or obligation may have scared off a Canadian mining company that we learned had been interested in the Mammoth, Utah, area in 2007, an area where our Mineral Claims are located.  The following summarizes the EPA’s response to our inquiry, a response we received by email on or about March 6, 2008:

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

During our 2008 fiscal year, we had serious difficulty attracting any interest in our mining claims.  We believe that this has been due to the fact that the land ownership in the Tintic Mining District is very fragmented, meaning that ownership is held in the names of numerous, numerous corporations and individuals, many possibly having conflicting ownership rights and interests. At the same time, we believe that a serious mining company or joint venture mining partner would want to be able to tie up an extended or large area or block of land.  Fragmented land ownership therefore means that a mining company or joint venture partner would have to spend a lot of time and energy on land and title work and, when all is said and done, may not be able to lock up or amass a large block of land.  Accordingly, extensive land and title work in the overall area of our mineral claims would likely be a significant expense and cost that a prospective joint venture mining partner is not willing to assume.

We also believe that the significant EPA presence in the Eureka, Utah, area, while it completes its Superfund clean up operations, may also have a negative effect or impact on a potential mining company or a joint venture mining partner, simply because such a potential partner may fear that the EPA would require them to do remediation, etc., that they wouldn’t otherwise be required to do if the EPA were not highly present and active in the area.

We also believe that the economic downturn and current recession which began at the very end of 2007 and which has become substantially worse during the latter part of 2008 and early 2009, has had a serious negative impact on our ability to attract a joint venture mining partner of some kind.  Such inauspicious economic conditions have also had a negative impact on the entire mining industry as a whole, not to mention other industries.  This is evidenced by the drop in the current prices of major mining companies’ stocks.  This situation makes us highly doubtful at the present time as to whether or not we will be able to carry out our current business plan in the near future.  As we have previously disclosed in our Edgar filings, these factors may leave us little choice but to revise our business plan considerably in the very near future and otherwise take the Company in another direction, the form of which we cannot predict at this time.

Because of the difficulty we have had over the last 4 years getting a major mining company interested in our properties, let alone the overall Tintic Mining District, we have no way of predicting or making any judgments, at the present time, about the viability of our business plan and plan of operation.  We are surprised at the overall lack of interest in our Mineral Claims by the mining community, particularly given the enhanced prices of precious metals over the last few years.  If we are unable to attract a joint venture mining partner within the next year and perhaps less, we will be forced to look at other business opportunities for the Company and we may be forced to do so sooner rather than later, the form of which we cannot predict at this time.

Liquidity and Capital Requirements.

At of the date of this Annual Report on Form 10-K, we lack the necessary capital to implement a full-fledged mineral exploration program. We currently have nominal cash in our checking account. Be this as it may, the amount of cash in our checking account at any given time is largely meaningless in that our officers and directors have advanced us money when necessary to pay our debts and expenses. At present, there are no plans to charge interest on such advances.  However, in the event we modify our agreement in the future with our insiders to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because we would likely not agree to such a modification unless we were profitable.

We will be able to satisfy our cash requirements for as long as the next 12 months in that our officers and directors have committed themselves to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our PLAN OF OPERATION described below in that we believe that by the end of this current 2009 fiscal year from now or less, we should be able to complete our business plan. If not, we will know by then what it will take to complete it or, we will know that it cannot practically be completed.  In this regard, the current state of our economy and its effect or impact on the entire mining industry, among other industries, leads us to believe at the current time that the likelihood of our completing our business plan is highly doubtful.  In such event, as we disclose elsewhere herein, we will need to take the Company in another direction.

Management believes that the ability to locate and "sign up" a joint venture partner or mining company partner of some kind has been exceptionally difficult and has depended upon a variety of factors such as the price of silver, lead and gold, the cost of mining exploration, the ability of a joint venture partner to sign up other, adjoining property owners, major mining companies’ access to capital, and possibly, interest rates, not to mention the overall state of the economy.  These are factors and circumstances that are beyond our control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. Further, we are unable to guarantee that at the expiration of a year from now or less, that individual members of management will continue to advance us sufficient money to make us continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next year, particularly if there is likelihood that we will be able to complete our business plan. On the other hand, it is also conceivable that we can complete our business plan in less than1 year or, we might learn that it cannot be completed within that time frame. If management does not desire to loan or advance sufficient funds to continue beyond the next year for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time as to do so would be highly speculative on our part.

Contingency Planning.

We have few assets and limited capital, with no operations and no current sources of income.

It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will be provided by officers and directors for as long as at least the next year. However, unless we are able to enter into a partnership or joint venture relationship with an experienced entity willing to finance our intended exploration, we will likely not be able to achieve our operational goals. In such event, management will be forced to look at other business opportunities.

Off-Balance Sheet Arrangements.

None; not applicable.

No Likelihood of Raising Exploration Funding on Our Own.

We do not have the ability, at this time, of directly raising, on a secondary offering or private placement basis, the money to engage in a drilling exploration program of our own and on our own, particularly when we lack the expertise ourselves to implement and oversee such a project. See the paragraph below titled "The Phased Nature of Our Planned or Proposed Exploration Program." We are not interested in doing so because we do not know whether such efforts would be successful, particularly under the current economic recession. We also believe and are informed that such an effort would be very expensive in terms of the legal and other costs associated therewith and we would rather spend what limited resources we have on pursuing a joint venture mining partner. We also have no idea what securities brokerage firm, if any, would possibly be interested in underwriting such an effort at all, let alone under current economic conditions. Since the increased price of metals since early 2004 would appear to have made the overall exploration environment more financing-friendly (gold, for example, having recently attained a price of over $900 per ounce) and based on the overall history of the Tintic Mining District, we believe that it makes far more sense to do what is necessary to attract an experienced and well financed mineral exploration partner or joint venturer, that is, if we can. This is our basic plan of operation at the present time. Unfortunately, over the last 4 years, we have been unable to attract any serious interest in our Mineral Claims.

Plan of Operation for the Next Twelve Months

During the next twelve months, we will continue to attempt to identify and contract with a mineral exploration company that will agree to search for minerals that may underlie our Mineral Claims. During the time our search is in progress, the small amounts of cash required to maintain our operations, as well as the costs associated with the identification of and contracting with a mineral exploration company partner, will be provided by what cash is advanced by our officers and directors. Our officers and directors have agreed to advance us that which is necessary for us to carry out our business plan, provided that such plan remains viable. At the same time, our officers and directors are NOT under any contractual obligation with the Company to finance us; they are doing so because they want to. We do NOT have any written agreement with them in this regard nor do we intend to enter into one. Future funding provided by our officers and directors will be carried as a payable on our financial statements. As a result, we do not believe there will be the need to raise additional funds during at least the next twelve months, other than through our officers and directors, if and when required. Since our officers and directors have agreed to provide us with the funding necessary to pursue our business plan, we consider this a legal obligation to such extent simply because investors and shareholders may rely on this funding commitment or arrangement.

If we come to the conclusion that we cannot carry out our business plan, due to the current economy or other reasons, including lack of interest in our Mineral Claims, we will be forced to look at other business opportunities, the form of which we cannot now predict as to do so would be premature on our part.  Having said this, we are admittedly developing serious doubts about the viability of our current business plan.

In order to attract mineral exploration company partners and pursue an exploration program of our Mineral Claims, we have needed a specific and realistic business plan for this purpose, a plan that includes specific drilling targets and the estimated cost thereof. Accordingly, back in April 2005, we hired an environmental and geological engineer named Mr. Bruce Yeomans who provided us with a detailed and comprehensive geology report and analysis of our Mineral Claim properties. Because this report provides a more comprehensive evaluation of our properties, including exploration targets and the estimated costs thereof.  We have included or summarized portions of such report below. Our plan to explore our mineral claims focuses on, based on such report, not only evaluating certain specific exploration targets but also completing eight (8) separate work sequences identified below, the cost of which has, to date, been borne by us with what capital we have had

The specific steps or sequence of events or “milestones” necessary to attract a mineral exploration partner or joint venturer and otherwise implement a mineral exploration program are as follows:

1) Locate the claim corners in the field so that property boundaries are known. (This step was accomplished three or four years ago by our consulting geologist when we commissioned his geology report. If we need more specific or exact markers, we will hire a surveyor to do so. We anticipate that the cost would be between $1,000 or $2,000. As of now, and unless requested or required by a mineral exploration partner, we do not believe that this cost or expense will be necessary.

2) Evaluate the status of adjacent mineral claims, so that investor interest will not be limited to the three claims we hold. Several of the mineral targets trend off of our claims. (The adjacent claims to which we refer are known as the Grand Central Claims. While we have not thoroughly evaluated the status of these adjacent claims, we know the owner and have been in discussions with the owner over the last several years. This individual, who is also a geologist, has indicated to us that he would be willing to work out a suitable arrangement with a mineral exploration partner, if we can bring one to the table. There is no cost associated with this step or sequence of events as what information needs to be known about the Grand Central Claims and their geology can and would be supplied by the current owner. Accordingly, this step or sequence is essentially complete.)

3) Collect additional surface rock samples, as indicated by surface mapping or inspection. If so indicated, sampling will be conducted in accessible portions of the scattered surface mine diggings and in areas of exposed hydrothermal alteration. Samples will be analyzed for gold, silver and "pathfinder" elements, including arsenic and barium. Anomalous areas at the surface may indicate "leakage" of hydrothermal fluids along faults and fault intercepts from potential mineralized zones at depth. These areas will be incorporated into a three-dimensional evaluation of the property for potential drill testing. (Based on what our consulting geologist has told us, we are not aware that rock samples are necessary to be obtained at this point. We believe that if an interested mineral exploration partner is interested in our mineral claims, they would likely want to do sampling themselves, as they would likely want to analyze the results themselves. Having said this, our geologist would charge us by the hour for sampling if necessary and then we would pay for assaying at a recognized assaying laboratory. This, we believe, would cost between $1,000 and $2,000. We are not aware that this step or work sequence is necessary at this time, particularly given the lack of current interest in our Mineral Claims.)

4) Update our more recent, April 24, 2005, report if necessary as a result of any surface sampling. Contact and distribute report to target groups familiar with high-grade underground mineral exploration ventures. (This report was authored by our consulting geologist and we know of nothing at this point that would require us to update it. Accordingly, there is no cost that we know of at the present time associated with this sequence of events or step. As of the date of this annual report, we have provided our geology report to three large US and Canadian mining companies, one junior Canadian mining company, and one junior mining company located in England.  We are also informed that our consulting geologist provided a copy of our report to a small mining company that has been doing exploration work in the Carlin, Nevada, area.)

5) Keep abreast of ongoing E.P.A. response activities in the District. (There is no cost associated with this step or work sequence and we intend to do it ourselves as an incident to our business. At the same time, our consulting geologist is aware of EPA and Utah Department of Oil, Gas & Mining (DOGM) responses in the district and he has indicated an intent to communicate any changes to us if they are material to us and our Plan of Operation.)

6) Contact as many mining and mineral exploration companies as possible who we believe might be interested in partnering or joint venturing with us to explore our mineral claims. (This is a task that comprises the principal part of our business plan at this point and we have been doing it in the ordinary course of our business over the last 3 to 4 years. While we have contacted several mining companies to date, unfortunately we have not been able to get any potential exploration partner or joint venturer interested in either our Mineral Claims, the Mammoth area, or the overall Tintic Mining District.  We are not sure why though we believe it is related to the three factors summarized in the beginning of Item 7 above.)

7) Conduct property tours with interested parties. (The only cost associated with this step is whether we would be accompanied by our consulting geologist. If so, we would pay him by the hour. The only additional cost is transportation. To date, we have conducted only two Mineral Claim property tours, one with a large US mining company whose stock trades on the NY Stock Exchange and another with a junior Canadian Mining Company.  Neither subsequently expressed any interest in our claims and both indicated that they would “get back to us” but, to date, they have not.)

8) Negotiate mineral agreement to explore the mineral claims. (This task has obviously not been accomplished and we believe that the only cost associated with this might be attorney's fees, if in fact we got to the point where we would need or want an attorney to review a draft agreement.)

We have NOT identified any one potential mineral exploration partner. There are several mining companies in the United States and elsewhere that we are hopeful may, at some point, become interested in our Mineral Claims.  Most if not all are familiar with the Tintic Mining District.  Unfortunately, we can make no assurance that anyone will ever become interested in us or our Mineral Claims.  Because we have not been successful in our efforts to attract a joint venture mining partner, we have nothing to report in that regard at this time.

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

An initial surface drilling program of ten reverse circulation drill holes approximately 840 feet deep would target the 1,000 foot long area of gold anomalous ground intersected on the Emerald 600 foot level. This area is located east and southeast of the Emerald Shaft. The drill holes would be collared to test areas of historic high grade gold sampled by Crane in the late 1920's. Two additional reverse circulation drill holes would be collared to test the northeast extension of potential mineralization along the Iron Break Fissure, located northeast of the Emerald Shaft. Results of historic sampling in the Centennial-Eureka Mine workings by Crane indicate significant silver mineralization on the fissure. Drill holes collared in this area would have completion depths of approximately 1,000 feet and would also test the prospective Ajax Formation located above the mineralized fissure. Drill holes in this program would be spaced relatively close to one another because of the discrete, high-

grade nature of mineralization in the Tintic District.

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

Recommended Phase I Expenditures
Item	Expenses in U.S.
Drilling: Reverse Circ: 10 holes, 8400 ft @ $45/ft	$ 378,000
Roads and sites	$ 7,500
Reclamation	$ 8,500
Bonding	$ 20,000
Assays: FA/AA, 1680 samples @ $25	$ 42,000
Supplies: splitter, boxes, bags, etc.	$ 5,000
Geological Consultants 1 @ 2 months @ $8000/mo	$ 16,000
Resource Estimate	$ 10,000
Lodging, meals, expenses	$ 5,000
Contingency +/- 5%	$ 24,600
TOTAL PHASE I RECOMMENDED EXPENDITURE	$ 516,600

Recommended Phase II Expenditures
Item	Expenses in U.S.
Drilling: Reverse Circ: 20 holes, 20000 ft @ $45/ft	$ 900,000
Core-HQ-size: 10 holes, 10,000 ft @ $65/ft	$ 650,000
Roads and sites	$ 15,000
Reclamation	$ 18,000
Bonding	$ 40,000
Assays: FA/AA, 6000 samples @ $25	$ 150,000
Supplies: splitter, boxes, bags, etc.	$ 20,000
Geological Consultants 3 @ 4 months @ $8000/mo	$ 96,000
Resource Estimate and Engineering Studies	$ 100,000
Lodging, meals, expenses	$ 50,000
Contingency +/- 5%	$ 101,950
TOTAL PHASE II RECOMMENDED EXPENDITURE	$ 2,140,950

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

Phased Exploration Plan and How the Results of Prior Phases Will Determine Whether to Proceed with Further Phases.

In spite of the foregoing events and information concerning our inability to locate and negotiate with a joint venture mining partner, our plan, nonetheless, to contract with a mining company or mineral exploration partner, upon completion of the work sequences we have detailed above, includes:

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

Time Frame Involved in Investigating and Negotiating a Contract with a Joint Venture Partner.

We do not know and have no way of knowing the anticipated time frame involved in which our management would investigate each prospective or potential joint venture mineral exploration partner, let alone how long it would take any such a prospective partner to investigate us or negotiate a contract with us. As we have stated in this document, we have approached large mining companies over the last 3 to 4 years that have, or have had, the funding to finance exploration in the United States or which have otherwise done mineral exploration work in Utah and the surrounding states. Unfortunately, as set forth above, our efforts to generate such interest have so far been unsuccessful.  We are not exactly sure why.  Accordingly, based on what has occurred, or failed to occur during the last 3 to 4 years, we have no way of predicting how long investigating us and our Mineral Claim properties would take a potential joint venture mining partner to undertake nor do we have any way of predicting how long it would take to negotiate any kind of contract with a prospective joint venture mining partner.  The fact is that as of the date of this report, we do NOT have any joint venture mineral exploration partner prospects.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No response to this item is required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

FINANCIAL STATEMENTS

December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Tintic Gold Mining Company

Salt Lake City, Utah

We have audited the accompanying balance sheets of Tintic Gold Mining Company [an exploration stage company] as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from inception of exploration stage on December 31, 1997 through December 31, 2008. Tintic Gold Mining Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tintic Gold Mining Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from inception of exploration stage on December 31, 1997 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Tintic Gold Mining Company will continue as a going concern. As discussed in Note 5 to the financial statements, Tintic Gold Mining Company has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 19, 2009

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash	$ 4,228	$ 471
Total Current Assets	4,228	471
	$ 4,228	$ 471

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 136	$ 436
Related party advances	16,210	1,210
Accrued Liabilities - related party	24,000	15,000
Total Current Liabilities	40,346	16,646

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value,
50,000,000 shares authorized,
2,109,643 shares issued and
outstanding at December 31, 2008 and 2007	2,110	2,110
Capital in excess of par value	194,165	194,165
Deficit accumulated during the
exploration stage	(232,393)	(212,450)
Total Stockholders' Equity (Deficit)	(36,118)	(16,175)
	$ 4,228	$ 471

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

STATEMENTS OF OPERATIONS

			From inception of
			exploration stage
			on December 31,
	For the Year Ended		1997, through
	December 31,		December 31,
	2008	2007	2008

Revenues	$ -	$ -	$ -
Total Revenues	-	-	-

Expenses
General & Administrative	19,943	27,358	165,072
Failed acquisition costs	-	-	85,758
Total Expenses	19,943	27,358	250,830
Loss From Operations	(19,943)	(27,358)	(250,830)
Other Income
Interest Income	-	-	8,632
Interest Expense	-	-	(44)
Gain on Sale of Securities	-	-	8,084
Total Other Income	-	-	16,672
Loss Before Income Taxes	(19,943)	(27,358)	(234,158)

Current Income Taxes (Benefit)	-	-	(1,765)

Deferred Tax Expense	-	-	-
Net Loss	$ (19,943)	$ (27,358)	$ (232,393)

Loss per Share	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON DECEMBER 31, 1997

THROUGH DECEMBER 31, 2008

					Unrealized
				Deficit	Gains
				Accumulated	(Losses) on
			Additional	During the	Available -	Total
	Common Stock		Paid-In	Exploration	For-Sale	Shareholders'
	Shares	Amount	Capital	Stage	Securities	Equity
Balance - December 31, 1997	231,797	$ 232	$ 39,743	$ -	$ -	$ 39,975
Net Income for December 31, 1997
through December 31, 2000	-	-	-	11,007	-	11,007
Unrealized losses available-for-sale-securities, net of tax	-	-	-	-	(278)	(278)
Stock issued for services in December,
2001 at $.30 per share	50,006	50	14,950		-	15,000
Net loss for the year ended December 31, 2001	-	-	-	(35,530)		(35,530)
Unrealized losses available-for-sale-securities, net of tax	-	-	-	-	278	278
Balance December 31, 2001	281,803	282	54,693	(24,523)	-	30,452
Stock issued for services in December,
2002 at $.175 per share	134,153	134	23,343	-	-	23,477
Net loss for the year ended December 31, 2002	-	-	-	(34,774)	-	(34,774)
Balance December 31, 2002	415,956	416	78,036	(59,297)	-	19,155
Stock issued for services in
February, 2003 at $0.10 per share	536,611	537	53,124	-	-	53,661
Stock issued for services in
December, 2003 at $0.10 per share	57,076	57	5,651	-	-	5,708
Net loss for the year ended December 31, 2003	-	-	-	(81,978)	-	(81,978)
Balance December 31, 2003	1,009,643	1,010	136,811	(141,275)	-	(3,454)
Issuance of 500,000 shares of Common Stock for
$25,000 or $.05 per share, August, 2004	500,000	500	24,500	-	-	25,000
Related party debt forgiveness
recorded as capital contribution	-	-	3,454	-	-	3,454
Net loss for the year ended December 31, 2004	-	-	-	(7,552)	-	(7,552)
Balance December 31, 2004	1,509,643	1,510	164,765	(148,827)	-	17,448
Net loss for the year ended December 31, 2005	-	-	-	(12,245)	-	(12,245)
Balance December 31, 2005	1,509,643	1,510	164,765	(161,072)	-	5,203
Issuance of 600,000 shares of Common Stock
for $30,000 or $.05 per share, November, 2006	600,000	600	29,400	-	-	30,000
Net loss for the year ended December 31, 2006	-	-	-	(24,020)	-	(24,020)
Balance December 31, 2006	2,109,643	2,110	194,165	(185,092)	-	11,183
Net loss for the year ended December 31, 2007	-	-	-	(27,358)	-	(27,358)
Balance December 31, 2007	2,109,643	2,110	194,165	(212,450)	-	(16,175)
Net loss for the year ended December 31, 2008				(19,943)		(19,943)
Balance December 31, 2008	2,109,643	$ 2,110	$ 194,165	$ (232,393)	-	$ (36,118)

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

STATEMENTS OF CASH FLOWS

			From inception of
			exploration stage
			on December 31,
	For the Year Ended		1997, through
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash flows used in operating activities:
Net income (loss)	$ (19,943)	$ (27,358)	$ (232,393)
Adjustments to reconcile net loss to cash used
in operating activities
Non-cash stock issued for services rendered	-	-	97,846
Loss from sale of securities	-	-	(8,086)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable	(300)	(2,313)	(11)
Accrued liabilities - related party	9,000	15,000	24,000
(Decrease) in income taxes payable	-	-	(565)
Net cash used in operating activities	(11,243)	(14,671)	(119,209)
Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,962
Net cash flows provided by investing activities	-	-	16,353
Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from related party advances	15,000	-	16,210
Proceeds from sale of common stock	-	-	55,000
Net cash flows from financing activities	15,000	-	74,711
Net increase (decrease) in cash	3,757	(14,671)	(28,145)
Cash and cash equivalents at beginning of period	471	15,142	32,373
Cash and cash equivalents at end of period	$ 4,228	$ 471	$ 4,228

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ 3,565

Supplemental Schedule of Non-cash Investing and Financing Activities
	$ -	$ -

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

Following the organization of the Company, Parent transferred all of its mining claims to the Company in exchange for 1,009,643 shares of the Company’s common stock. The mining claims were transferred because KIWA, the successor to Parent and being in a substantially different business, did not want to own, manage or be responsible for mining claims.  Accordingly, as part of Parent’s merger transaction with KIWA, the Company and Parent separately entered into a Distribution Agreement which obligated the Company to file a registration statement with the U.S. Securities and Exchange Commission (“Commission”) and when that registration statement became effective, the Company would distribute the 1,009,643 shares, then-issued and outstanding, to the pre-KIWA shareholders of Parent on a pro-rata basis.  This is called a “spin-off” transaction.  The Company filed such registration statement and on October 18, 2006, the Commission declared it effective.  In November 2006, the Company’s stock transfer agent distributed the shares.  The mining claims include three patented mining claims known as the Emerald, the Ruby and Diamond Lode Mining Claims located in the central portion of the Tintic Mining District, Juab County, Utah.

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

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORANGIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2008 and 2007 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2008, and 2007.

Loss Per Share - The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 7].

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, SFAS No. 162, “The Hierarchy of GAAP Sources for Non-governmental entities”, and SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” were recently issued.  SFAS No. 157, 159, 160, 161, 162 and 163 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Related Party Advances – As of December 31, 2008 officers and shareholders of the Company had advanced the Company a total of $16,210.  The advances bear no interest and are due on demand.

Accrued Liabilities - A shareholder of the Company has performed legal services for a total of $24,000 which has been accrued for on the Company’s books.

TINTIC GOLD MINING COMPANY

      [An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

Management Compensation - For the years ended December 31, 2008 and 2007, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has not yet been successful in establishing profitable operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through a possible business combination.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company has available at December 31, 2008 an unused operating loss carryforward of approximately $91,100 which may be applied against future taxable income and which expires in 2028.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets are approximately $13,700 and $10,648 as of December 31, 2008 and 2007, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2008 is approximately $3,052.

TINTIC GOLD MINING COMPANY

      [An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Year Ended
	December 31,
	2008	2007

Loss from continuing operations available to common
shareholders (numerator)	$ (19,943)	$ (27,358)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	2,109,643	2,109,643

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None; not applicable.

ITEM 9A AND 9A(T).  CONTROLS AND PROCEDURES.

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, management concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by us in our reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15)(f) under the Exchange Act).  Our internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements under accounting principles generally accepted in the United States.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

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

The following sets forth pertinent information about each of our directors and executive officers:

Name	Age	Position
George Christopulos	59	President, Chief Executive Officer, Chief Financial Officer, Director (Chairman of the Board)
Hugh Coltharp	57	Secretary/Treasurer and Director
Jack Coombs	82	Director and Vice President

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

Each director and executive officer intends to devote such amount of time as that person's responsibilities require, but none of them work full-time for us. Also, no family relationship exists among any of the named directors and executive officers. None of the directors or officers has ever been employed by a mining company and none has any college or university degree involving or relating to mining.

BOARD MEETINGS. Pursuant to Nevada law, the Board of Directors conducted all of its business and approved all corporate action during fiscal 2008 by the consent of all its members, in the absence of formal Board meetings and as applicable to the business at hand.

STANDING AUDIT AND COMPENSATION COMMITTEES; NO OTHER COMMITTEES. The Board of Directors has not established Compensation or Audit Committees. At present, the Board does not have a nominating committee, or any other board committees.  We do not believe our current Plan of Operation requires such, however, if required by Sarbanes-Oxley, we will form any necessary committee.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934. Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent (10%) of an issuer's common stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the NASD. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. These requirements commenced upon the effective date of the Company's SB-2/A-7 registration statement. Therefore, as of the date of this Annual Report on Form 10-K, these persons have been subject to the requirements of Section 16(a). We have informed these persons of their obligations under Section 16(a). Further, we have set up a procedure whereby periodically we will (i) notify these persons of their Section 16(a) obligations; (ii) review the copies of Forms 3, 4, and 5 that these persons furnish to the Company; (iii) request written representations from them that no other transactions were required; and (iv) make a determination that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during the fiscal year.

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

CODE OF ETHICS.

We have adopted a Code of Ethics which is attached to this report as Exhibit 14.  See Item 15 of Part IV below.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors and Executive Officers

Because our officers and directors are the same persons, we are discussing both categories of persons together under this disclosure item. This includes those persons referred to under Item 402 of Regulation S-K as "Named Executive Officers."

We have paid no remuneration to our directors or officers, other than the fact that each bought “restricted” shares of our stock in August 2004 and in December 2006 at $0.05 per share in order to provide us with sufficient operating or working capital to file and complete the Spin-Off transaction and otherwise carry out the terms and conditions of the Distribution Agreement with Tintic-Utah.

We do NOT have any contracts with or contractual arrangements for compensation of directors or officers. We also do NOT pay any monetary fees or other form of cash compensation for their services. Directors and officers are entitled to receive reimbursement of out-of-pocket expenses incurred by them on behalf of us. Because none of our officers or directors has received individual total annual salary and bonus in excess of $100,000 for any fiscal year, we have NOT included a SUMMARY COMPENSATION TABLE under this item describing such compensation as would otherwise be required. Such compensation, if it had occurred, would include the dollar value of base salaries and bonus awards, the number and value of stock options granted, and any other compensation, if any, none of which occurred.

No Retirement, Pension or Profit Sharing Plans

At present, our directors and officers do NOT receive any award of options, warrants, or stock appreciation rights (SAR's) for their services. There are no retirement, pension, or profit sharing plans for the benefit of officers, directors or key employees as of the date of this filing.

No Stock Incentive or Compensation Plans

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of our common stock with respect each person known to be the owner of 5% or more of our common capital stock, each director, each officer, and all executive officers, directors and 5% or greater shareholders of the Company as a group. As of December 31, 2008, there were 2,109,643 common capital shares issued and outstanding.

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

(6) Of these 359,272 shares, 104,627 were received in November 2006 by Mr. Coombs as a stock dividend and, being registered shares, the certificate(s) representing these shares bear a “control person” legend.  The certificates representing the remaining 254,645 shares bear a standard “restrictive” legend.  This figure of 359,272 shares also represents or includes 13,329 shares that were held in a securities brokerage account on the record date of the spin-off, namely, March  5, 2004, and which were subject to the November 2006 stock dividend.  These 13,329 dividend shares, however, have not as yet been placed in Mr. Jack Coombs’s brokerage account because they cannot, at present, be located.  When they are, or if the posting of a lost instrument bond is undertaken, they will be placed in such brokerage account and treated as “control shares.”

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

(8) Of these 495,212 shares, 280,449 were received in November 2006 by Mr. J.M. Coombs as a stock dividend and, being registered shares, the certificate(s) representing these shares bear a “control person” legend.  The certificates representing the remaining 214,763 shares bear a standard “restrictive” legend.  This figure of 495,212 shares also represents or includes 1,950 shares that were held in a securities brokerage account on the record date of the spin-off, namely, March  5, 2004, and which were subject to the November 2006 stock dividend.  These 1,950 dividend shares, however, have not as yet been placed in Mr. J.M. Coombs’s brokerage account because they cannot, at present, be located.  When they are, or if the posting of a lost instrument bond is undertaken, they will be placed in such brokerage account and treated as “control shares.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

Transactions with Promoters and Control Persons.

During our fiscal year ended December 31, 2008, there were no related transactions between such persons and the Company.  However, our three officers and directors, and one shareholder, did, however, loan or advance us a total of $15,000 in January 2008 to meet our current obligations.  This amount is or will be carried on our books as a payable.  While our insiders have in the past contributed money as an equity investment, we decided that this time the money needed would be loaned or advanced by such persons and we would not issue additional shares as an equity investment in us.

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

                                                           FISCAL YEAR 2008                                FISCAL YEAR 2007

AUDIT FEES	$ 7,915	$ 9,200
AUDIT-RELATED FEES	$ -	$ -
TAX FEES	$ -	$ -
ALL OTHER FEES	$ -	$ -
TOTAL	$ 7,915	$ 9,200

Audit fees for the fiscal years ended December 31, 2008 and 2007, were for professional services rendered for the audits of the financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year end audit of the financial statements.

Audit-Related Fees as of the fiscal years ended December 31, 2008 and 2007 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the fiscal years ended December 31, 2008 and 2007 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2008 and 2007.

As we do not have a formal audit committee (see end of Item 10 above), the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X.  Further, as we do not have a formal audit committee, we do not have audit committee pre-approval policies and procedures.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

The following Exhibits are incorporated by reference as a part of this Annual Report on Form 10-K:

3.1         Articles of Incorporation, which were filed as an exhibit to our Form SB-2/A registration statement

3.2         Bylaws, which were filed as an exhibit to our Form SB-2/A registration statement

SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, Tintic Gold Mining Company has duly caused this Annual Report on Form 10-K for its fiscal year ended December 31, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

TINTIC GOLD MINING COMPANY, Issuer

/s/ George P. Christopulos

George P. Christopulos

Chairman of the Board, President, CEO

And Chief Financial Officer (CFO)

Dated: March 19, 2009

/s/Hugh N. Coltharp

Hugh N. Coltharp

Secretary/Treasurer and director

Dated:  March 19, 2009