Form 10-Q
period 2009-03-31
Tintic Gold Mining CO
filed 2009-05-11
CIK 1301839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the first quarter ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]  No [  ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of April 30, 2009
Common Capital Voting Stock, $0.001 par value per share	2,109,643 shares

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

March 31, 2009

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

CONTENTS

PAGE

-

Unaudited Condensed Balance Sheets,

March 31, 2009 and December 31, 2008

    4

-

Unaudited Condensed Statements of Operations,

for the three months ended March 31,

2009 and 2008 and from inception of

exploration stage on December 31, 1997

through March 31, 2009

    5

-

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2009 and 2008

and from inception of exploration stage on

December 31,1997 through March 31, 2009

    6

-

Notes to Unaudited Condensed Financial Statements

                7-9

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2009	2008

ASSETS
CURRENT ASSETS:
Cash	$ 3,678	$ 4,228
Total Current Assets	3,678	4,228
	$ 3,678	$ 4,228

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 4,236	$ 136
Related party advances	16,210	16,210
Accrued Liabilities - related party	29,000	24,000
Total Current Liabilities	49,446	40,346

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value,
50,000,000 shares authorized,
2,109,643 shares issued and
outstanding at March 31, 2009 and December 31, 2008	2,110	2,110
Capital in excess of par value	194,165	194,165
Deficit accumulated during the
exploration stage	(242,043)	(232,393)
Total Stockholders' Equity (Deficit)	(45,768)	(36,118)
	$ 3,678	$ 4,228

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			From inception of
			exploration stage
			on December 31,
	For the Three Months Ended		1997, through
	March 31,		March 31,
	2009	2008	2009

Revenues	$ -	$ -	$ -
Total Revenues	-	-	-

Expenses
General & Administrative	9,650	4,896	174,722
Failed acquisition costs	-	-	85,758
Total Expenses	9,650	4,896	260,480
Loss From Operations	(9,650)	(4,896)	(260,480)
Other Income
Interest Income	-	-	8,632
Interest Expense	-	-	(44)
Gain on Sale of Securities	-	-	8,084
Total Other Income	-	-	16,672
Loss Before Income Taxes	(9,650)	(4,896)	(243,808)

Current Income Taxes (Benefit)	-	-	(1,765)

Deferred Tax Expense	-	-	-
Net Loss	($9,650)	($4,896)	($242,043)

Loss per Share	($0.00)	($0.00)

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From inception of
			exploration stage
			on December 31,
	For the Period Ended		1997, through
	March 31,	March 31,	March 31,
	2009	2008	2009
Cash flows used in operating activities:
Net income (loss)	$ (9,650)	$ (4,896)	$ (242,043)
Adjustments to reconcile net loss to cash used
in operating activities
Non-cash stock issued for services rendered	-	-	97,846
Loss from sale of securities	-	-	(8,086)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable	4,100	3,400	4,089
Accrued liabilities - related party	-	-	24,000
(Decrease) in income taxes payable	-	-	(565)
Net cash used in operating activities	(5,550)	(1,496)	(124,759)
Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,962
Net cash flows provided by investing activities	-	-	16,353
Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from related party advances	5,000	15,000	21,210
Proceeds from sale of common stock	-	-	55,000
Net cash flows from financing activities	5,000	15,000	79,711
Net increase (decrease) in cash	(550)	13,504	(28,695)
Cash and cash equivalents at beginning of period	4,228	471	32,373
Cash and cash equivalents at end of period	$ 3,678	$ 13,975	$ 3,678

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ 3,565

Supplemental Schedule of Noncash Investing and Financing Activities
	$ -	$ -

The accompanying notes are an integral part of these financial statements.

 TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Condensed Financial Statements.  The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At March 31, 2009, there were 2,109,643 shares issued and outstanding.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Advances – As of March 31, 2009 officers and shareholders of the Company had advanced the Company a total of $16,210.  The advances bear no interest and are due on demand.

Accrued Liabilities - A shareholder of the Company has performed legal services for a total of $29,000 which has been accrued for on the Company’s books.

Management Compensation - For the periods ended March 31, 2009 and 2008, the Company did not pay any compensation to any officer or director of the Company.

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

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Period Ended
	March 31,
	2009	2008

Loss from continuing operations available
to common shareholders (numerator)	$ (9,650)	$ (4,896)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	2,109,643	2,109,643

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Tintic Gold Mining Company ("Tintic Gold," "Company," "we" or "us") is a start-up, exploration stage mining company that has not yet generated or realized any revenues from its business operations. As a precious metals mineral exploration company, our goal is to obtain a partner or joint venturer with the funding and expertise necessary to explore our patented mining claims known as the Emerald, Diamond and Ruby Claims located in the Tintic Mining District of Juab County, Utah, approximately one quarter of a mile from the town of Mammoth, Utah (hereinafter "mineral claims") for their gold and zinc potential. These mineral claims contain one fairly extensive mine or mining shaft called the Emerald Mine and two other mines, shafts, holes or "prospecting pits," the depths of which are currently unknown. For safety purposes, that is, to prevent trespassers from injuring themselves, the Emerald Mine has been fenced off and covered over with a wire or metal mesh by the Utah Abandoned Mine Reclamation Program.  As a result, it is currently inaccessible. At the same time, the shaft collar is also partially blocked with debris and mine timbers.

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

For further information concerning the progress we have made towards fulfilling our overall business plan and plan of operation, reference is made to our Plan of Operation below. Reference is also made to our last Annual Report on Form 10-K filed in March 2009.

As we disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 and previous reports filed on Edgar, we have had serious difficulty attracting interest in our mining claims over the last 4 years.  Since this is NOT due to the enhanced prices of precious metals since the early 2000’s, we have come to believe that this lack of interest is due to the fact that the land ownership in the Tintic Mining District is very fragmented, meaning that ownership is held in the names of numerous corporations and individuals, many possibly having conflicting ownership rights and interests.  At the same time, we believe that a serious mining company or joint venture mining partner would want to be able to tie up an extensive or large area or block of land.  Fragmented land ownership therefore means that a mining company or joint venture partner would have to spend a lot of time and energy on land and title work and, when all is said and done, may not be able to lock up or amass a large block of land or contiguous claims.  Accordingly, extensive land and title work in the overall area of our mineral claims is a significant expense, cost and drawback that a prospective joint venture mining partner may NOT be willing to assume.

We also believe that the significant EPA presence in the nearby Eureka, Utah, area, while it completes its Superfund clean up operations, may also have a negative effect or impact on a potential mining company or a joint venture mining partner, simply because they may fear that the EPA might require them to do remediation of other operators’ contamination that they wouldn’t otherwise be required to do if the EPA were not highly present and active in the area.  These are the two basic reasons, we believe, why we have not yet attracted a joint venture mining exploration partner.  There may be others.

Finally, the current state of the overall economy, not to mention that the price of gold recently dropped from over $1,000 per ounce to below $900 per ounce, or a 10% drop, does not bode well, we believe, for the likelihood of our attracting a joint venture mining partner any time soon.  This is also not to ignore that while a large international mining company acquired some acreage in the Tintic Mining District in September 2008 from Chief Consolidated Mining, a former operator in the District, acreage in the north towards Provo, Utah, this fact in and of itself does not mean that this same mining company would necessarily have any interest whatsoever in our 44 acres of mineral claims.  See sequence of events No. 6 below in the discussion titled “Management’s Plan of Operation” which discloses this acquisition transaction in more detail.

If we are unable to fulfill our business plan and plan of operation, we may be forced to look at other business opportunities, the form of which we cannot realistically predict at this time.  This may include, however, but not be limited, to a change of control transaction whereby our four (4) insiders and affiliates sell their stock to persons with another direction for the Company, an amount of stock which currently represents slightly less than 80% of the Company’s total issued and outstanding shares.  If this occurs and if new people taking control of the Company did NOT want our mining claims or were concerned about potential liability to the Company for continuing to hold and own our mining claims, particularly with the EPA’s current presence in the District, we do not know what we would then do with our mining claims.  It is possible that the claims could be assigned out in exchange for limited indemnifications or in exchange for the excusing of Company debt, or for finder’s fees on any such transaction, etc.  All of this remains to be seen; however, at the present time, we believe that the prospects of our attracting a joint venture mining exploration partner look fairly bleak.

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

After paying bills that we had received during the quarter, the cash in our checking account on March 31, 2009, was $3,678. As of our quarter end, we owe our auditors $3,850 for their December 31, 2008 audit, we owe our “in-house” accountant $250, and we have accrued $5,000 to our legal counsel for legal services rendered relative to our 2008 Annual Report on Form 10-K.  These outstanding bills as of March 31, 2009, will show on our balance sheet as payables for the quarter so ended.  We have no other outstanding bills or payables that we are aware of as of the date of this report.

Liquidity and Capital Requirements

Even with the additional $15,000 of investment capital that was loaned or advanced to us from four (4) affiliates during the first quarter of last year, we lack the necessary capital to implement a full-fledged mineral exploration program. Since our incorporation in Nevada in March 2004 and since the acquisition of our mineral claims from our then-parent corporation, our working capital has been funded by investments and advances from our officers and directors and one shareholder.

Given that we currently only have $3,678 in our checking account and lack the funds to pay our “in-house” accountant and auditors, we will not be able to satisfy our cash requirements  without additional advances from corporate insiders. Since more capital is currently needed, these same officers, directors and the one shareholder will make a further loan or advance to us. We believe that within the next 12 months, we will either complete our business plan or, we will know by then what it will take to complete it. The ability to locate and "sign up" a joint venture partner or mining company partner of some kind has so far been unsuccessful, and will depend upon a variety of factors such as the anticipated price of gold and zinc over the next year or two, the cost of mining exploration at that time, the ability of a joint venture partner to tie up a lot of ground in the Tintic Mining District, the absence of future EPA clean up plans in the District, the ability of a joint venture mining partner to feel comfortable with what the EPA will require of them, and most importantly, the overall state of the economy, factors and circumstances that are beyond our control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. So far we have been unsuccessful.  Further, we are unable to guarantee that at the expiration of 12 months from now, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the 12 months, particularly if there is likelihood that we will be able to complete our business plan if we continue beyond the next 12 months.  As it is, we have become concerned that the prospects of fulfilling or carrying out our business plan look bleak.  If that is indeed the case, we may have to explore other possibilities for the Company, the form of which we cannot now predict.  If nothing else, we may have to significantly modify our business plan or take the Company in a completely different direction.

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

In 2002, the EPA declared the Eureka, Utah, area, approximately 3 miles from us, as a "Super-Fund" site for lead contamination. The EPA is reputedly spending as much as $40 million or more in clean-up costs. These clean-up efforts, so we are told, should be completed within the next 2 years. Because our mineral claims are not in Eureka and because we never had a mill or significant mining dump of any kind on them, we believe that there is little likelihood that, among other reasons, the EPA would ever assess us for any historical pollution or contamination of any kind.

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

Management is NOT interested at this time in going to the expense or trouble of directly raising, on a secondary offering or private placement basis, either $517,000 or $2.141 million to engage in drilling exploration programs of our own  and without the participation of a joint venture mineral exploration partner.  This is because we lack the expertise and experience ourselves to implement and oversee such a large project. See the paragraph below titled "The Phased Nature of Our Planned or Proposed Exploration Program." We also believe and are informed that such a money raising effort would be very expensive in terms of the cost thereof and we would rather spend what limited resources we have on locating a mineral exploration joint venture partner. We also have no idea what securities brokerage firm, if any, would possibly be interested in underwriting such an effort, particularly in light of the recent “financial crisis” that has brought the Dow Jones Industrial Average down below 6,500 in the last 12 months. Since the increased price of metals starting in early 2004 appears to have made the overall exploration environment more financing-friendly and based on the history of the Tintic Mining District, we believe that it makes far more sense to do what is necessary to attract an experienced and well financed mineral exploration partner or joint venturer. This is our basic plan of operation at the present time.

In order to attract mineral exploration company partners and pursue an exploration program of our mineral claims, we need a specific and realistic business plan for this purpose. We therefore hired Mr. Bruce Yeomans, our expert and consulting geologist, to prepare an extensive geology report. This task was finally completed in 2005. Because Mr. Yeomans' report provides a comprehensive evaluation of our properties, including exploration targets, we have included or summarized portions of such report below. Our plan to explore our  mineral claims now focuses on, based on such report, not only evaluating certain specific exploration targets identified below but also on completing eight (8) separate work sequences identified below, the cost of which shall be borne by us with what capital we have.  If not, current officers and directors have communicated their commitment to fund the cost of these work sequences, including the cost of paying future Edgarization, accounting and legal fees and expenses, all by making additional advances to us.

The specific steps or sequence of events necessary to attract a mineral exploration partner or joint venturer and otherwise implement a mineral exploration program are:

1) Locate the claim corners in the field so that property boundaries are known. (This step was accomplished three years ago by our consulting geologist when we commissioned his geology report. If we need more specific or exact markers, we will hire a surveyor to do so. We anticipate that the cost would be between $1,000 and $2,000. As of now, and unless requested or required by a mineral exploration partner, we do not believe that this cost or expense will be necessary.)

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

4) Update our April 24, 2005, geology report if necessary as a result of any surface sampling. Contact and distribute the report to target groups familiar with high-grade underground mineral exploration ventures. (This report was authored by our consulting geologist and we know of nothing at this point that would require us to update it. Accordingly, there is no cost that we know of at the present time associated with this sequence of events or step.  So far, we have distributed our report to several large mining companies, namely, two large U.S. mining companies and one large Canadian mining company headquartered in Toronto. Our legal counsel also distributed the report to a Vancouver, Canada, mining company and also, to a London, England-based mining company. We do not believe it is appropriate to identify their names without their written consent.)

5) Keep abreast of ongoing EPA response activities in the District. (There is no cost associated with this step or work sequence and we intend to do it ourselves as an incident to our business. At the same time, our consulting geologist is aware of EPA and Utah Department of Oil, Gas & Mining (DOGM) responses in the district and he has indicated a willingness to communicate any changes to us if they are material to us and our Plan of Operation.)

6) Contact as many mining and mineral exploration companies as possible who we believe might be interested in partnering or joint venturing with us to explore our mineral claims. (This is a task that comprises the principal part of our business plan at this stage and we have been doing it in the ordinary course of our business for the last several years. In late 2006, we had limited discussions with one large U.S. mining company to whom we sent a copy of our geology report. In September of 2006, a project manager of this mining company accompanied us on a physical tour of our property.  In mid-September 2008, during the end of the quarter, we learned that a major internationally diversified mining company headquartered in the United Kingdom known as Anglo American PLC, purchased some mining claim interests in the Tintic Mining District from Chief Consolidated Mining Co., a former operator in the District.  The news reports are skimpy but it appears that the company seeks to explore, and if justified, to then develop a porphyry copper-gold-molybdenum target. Upon learning this news, we have since endeavored to contact Anglo American to see if they would be interested in our claims and, in particular, a copy of our geology report, but, to date, we have heard nothing back.)

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

In January of 2008, our president and chief executive officer had a discussion with another large mining company headquartered in Idaho but it turned out that this company was similarly NOT interested in the Tintic Mining District and thus, our properties.

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

Item 4 and 4T. Controls and Procedures.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .  Based on this evaluation, our management concluded that, as of March 31, 2009, our internal control over financial reporting was effective based on those criteria.

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

Item 6. Exhibits.

(a) Exhibits

31       302 Certification of George P. Christopulos

32       906 Certification

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TINTIC GOLD MINING COMPANY
(Issuer)

Date:	May 11, 2009	By:	/s/George P. Christopulos
George P. Christopulos

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 11, 2009	By:	/s/George P. Christopulos
George P. Christopulos
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, George P. Christopulos, certify that:

1. I have reviewed this Report of the Issuer;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions);

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

                Dated: May 11, 2009                                                                  /s/ George P. Christopulos

                                                                                                                     George P. Christopulos,

                                                                                                     CEO, President, CFO, and Chairman of the Board

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tintic Gold Mining Company (the "Registrant") on Form 10-Q for the quarter ended March 31, 2009, as filed with the Commission on the date hereof (the "Quarterly Report"), I, George Christopulos, CEO, President, and Chairman of the Board of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

(1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: May 11, 2009

/s/ George P. Christopulos

George P. Christopulos,

CEO, President, CFO, and Chairman of the Board