Form 10-Q
period 2009-06-30
Tintic Gold Mining CO
filed 2009-08-06
CIK 1301839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the second quarter ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]  No [  ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 1, 2009
Common Capital Voting Stock, $0.001 par value per share	2,109,643 shares

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

Item 1. Financial Statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2009

TINTIC GOLD MINING COMPANY

[ An Exploration Stage Company]

CONTENTS

PAGE

-

Condensed Balance Sheets,

June 30, 2009 and December 31, 2008

    4

-

Unaudited Condensed Statements of Operations,

for the three months  and six months ended June 30,

2009 and 2008 and from inception of exploration stage

on December 31, 1997 through June 30, 2009

    5

-

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2009 and 2008

and from inception of exploration stage on December 31,1997

through June 30, 2009

    6

-

Unaudited Notes to Condensed Financial Statements

                7-9

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$ 2,426	$ 4,228
Total Current Assets	2,426	4,228
	$ 2,426	$ 4,228

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 5,728	$ 136
Related party advances	16,346	16,210
Accrued Liabilities - related party	31,500	24,000
Total Current Liabilities	53,574	40,346

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value,
50,000,000 shares authorized,
2,109,643 shares issued and
Outstanding at June 30, 2009 and December 31, 2008	2,110	2,110
Capital in excess of par value	194,165	194,165
Deficit accumulated during the
exploration stage	(247,423)	(232,393)
Total Stockholders' Equity (Deficit)	(51,148)	(36,118)
	$ 2,426	$ 4,228

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[ An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From inception of
					exploration stage
					on December 31,
	For the Three Months Ended		For the Six Months Ended		1997, through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Revenues	$ -	$ -	$ -	$ -	$ -
Total Revenues	-	-	-	-	-

Expenses
General & Administrative	5,380	4,005	15,030	8,901	180,102
Failed acquisition costs	-	-	-	-	85,758
Total Expenses	5,380	4,005	15,030	8,901	265,860
Loss From Operations	(5,380)	(4,005)	(15,030)	(8,901)	(265,860)
Other Income
Interest Income	-	-	-	-	8,632
Interest Expense	-	-	-	-	(44)
Gain on Sale of Securities	-	-	-	-	8,084
Total Other Income	-	-	-	-	16,672
Loss Before Income Taxes	(5,380)	(4,005)	(15,030)	(8,901)	(249,188)

Current Income Taxes (Benefit)	-	-	-	-	(1,765)

Deferred Tax Expense	-	-	-	-	-
Net Loss	$ (5,380)	$ (4,005)	$ (15,030)	$ (8,901)	$ (247,243)

Loss per Share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[ An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From inception of
			exploration stage
			on December 31,
	For the Six Months Ended		1997, through
	June 30,	June 30,	June 30,
	2009	2008	2009
Cash flows used in operating activities:
Net income (loss)	$ (15,030)	$ (8,901)	$ (247,423)
Adjustments to reconcile net loss to cash used
in operating activities
Non-cash stock issued for services rendered	-	-	97,846
Loss from sale of securities	-	-	(8,086)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable	5,592	3,150	5,581
Increase in accrued liabilities-related party	7,500	-	31,500
(Decrease) in income taxes payable	-	-	(565)
Net cash used in operating activities	(1,938)	(5,751)	(121,147)
Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,962
Net cash flows provided by investing activities	-	-	16,353
Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from related party advances	136	15,000	16,346
Proceeds from sale of common stock	-	-	55,000
Net cash flows from financing activities	136	15,000	74,847
Net increase (decrease) in cash	(1,802)	9,249	(29,947)
Cash and cash equivalents at beginning of period	4,228	471	32,373
Cash and cash equivalents at end of period	$ 2,426	$ 9,720	$ 2,426

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ 3,565

Supplemental Schedule of Non-cash Investing and Financing Activities
	$ -	$ -

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[ An Exploration Stage Company]

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

Condensed Financial Statements.  The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At June 30, 2009, there were 2,109,643 shares issued and outstanding.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Advances – As of June 30, 2009 officers and shareholders of the Company had advanced the Company a total of $16,346.  The advances bear no interest and are due on demand.

Management Compensation - For the periods ended June 30, 2009 and 2008, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Loss from continuing operations available to common shareholders
(numerator)	$ (5,380)	$ (4,005)	$ (15,030)	$ (8,901)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	2,109,643	2,109,643	2,109,643	2,109,643

TINTIC GOLD MINING COMPANY

[ An Exploration Stage Company]

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE - CONTINUED

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 – SUBSEQUENT EVENT

The Company has evaluated subsequent events from the balance sheet date through August 6, 2009

On July 17, 2009 shareholders of the Company advanced $8,000.  The advance bears no interest and is due on demand.

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

As we disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 and previous reports filed on Edgar, we have had serious difficulty attracting interest in our mining claims over the last 4 years. Since this is NOT due to the enhanced prices of precious metals since the early 2000’s, we have come to believe that this lack of interest is primarily due to the fact that the land ownership in the Tintic Mining District is very fragmented, meaning that ownership is held in the names of numerous corporations and individuals, many possibly having conflicting ownership rights and interests.  At the same time, we believe that a serious mining company or joint venture mining partner would want to be able to tie up an extensive or large area or block of land.  Fragmented land ownership therefore means that a mining company or joint venture partner would have to spend a lot of time and energy on land and title work and, when all is said and done, may not be able to lock up or amass a large block of land or contiguous claims.  Accordingly, extensive land and title work in the overall area of our mineral claims is a significant expense, cost and drawback that a prospective joint venture mining partner may NOT be willing to assume.

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

Finally, the current state of the overall economy does not bode well, we believe, for the likelihood of our attracting a joint venture mining partner any time soon.  For example, while a large international mining company known as Anglo-American commenced exploratory work in September 2008 at the north end of the Tintic Mining District, in a joint venture with Chief Consolidated Mining, a former operator in the District, this fact in and of itself does not mean that this same mining company would necessarily have any interest whatsoever in our 44 acres of mineral claims.  See sequence of events No. 6 below in the discussion titled “Management’s Plan of Operation” which discloses this acquisition transaction in more detail.  In fact, during the quarter we learned that Anglo-American’s exploration work was not successful, or not as successful as they wanted or expected, and that therefore, they have moved on or are considering moving on.

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

After paying bills that we had received during the quarter, the cash in our checking account on June 30, 2009, was $2,426. As of our quarter end, we owed money to our auditors for their 2008 audit of us.  We also owed money to our “in-house” accountant. We have also accrued $2,500 to our legal counsel for legal services rendered relative to our last quarterly report.  These outstanding bills as of June 30, 2009, will show on our balance sheet as payables for the quarter so ended.  We have no other outstanding bills or payables that we are aware of as of the date of this report.

In order to continue to fund the Company’s working capital after June 30, three (3) officers and a stockholder advanced us a total of $8,000.  After paying our auditors and “in-house” accountant for the bills we received as of the end of the quarter, we currently have $6,276 in our checking account.  This amount of working capital should satisfy our capital needs through the beginning of next year.

Liquidity and Capital Requirements

Even with the additional $8,000 that was loaned or advanced to us from four (4) affiliates just after the end of this second quarter, we still lack the necessary capital to implement a full-fledged mineral exploration program. Since our incorporation in Nevada in March 2004 and since the acquisition of our mineral claims from our then-parent corporation, our working capital has been funded by investments and advances from our officers and directors and one shareholder.

Given that we now have $6,276 in our checking account, we will hopefully be able to satisfy our cash requirements through the beginning of next year. We believe that within the next 12 months, we will either complete our business plan or, we will know by then what it will take to complete it. The ability to locate and "sign up" a joint venture partner or mining company partner of some kind has so far been unsuccessful, and will depend upon a variety of factors such as the anticipated price of gold and zinc over the next year or two, the cost of mining exploration at that time, the ability of a joint venture partner to tie up a lot of ground in the Tintic Mining District, the absence of future EPA clean up plans in the District, the ability of a joint venture mining partner to feel comfortable with what the EPA will require of them, and most importantly, the overall state of the economy, factors and circumstances that are beyond our control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. So far we have been unsuccessful.  Further, we are unable to guarantee that at the expiration of 12 months from now, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the 12 months, particularly if there is likelihood that we will be able to complete our business plan if we continue beyond the next 12 months.  As it is, we have become concerned that the prospects of fulfilling or carrying out our business plan look bleak.  If that is indeed the case, we may have to explore other possibilities for the Company, the form of which we cannot now predict.  If nothing else, we may have to significantly modify our business plan or take the Company in a completely different direction.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .  Based on this evaluation, our management concluded that, as of June 30, 2009, our internal control over financial reporting was effective based on those criteria.

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

TINTIC GOLD MINING COMPANY
(Issuer)

Date:	August 6, 2009	By:	/s/George P. Christopulos
George P. Christopulos

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 6, 2009	By:	/s/George P. Christopulos
George P. Christopulos
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)