Form 10-Q
period 2009-09-30
Tintic Gold Mining CO
filed 2009-11-03
CIK 1301839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the third quarter ended September 30, 2009

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]       Accelerated filer [  ]       Non-accelerated filer [  ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]  No [  ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 3, 2009
Common Capital Voting Stock, $0.001 par value per share	2,109,643 shares

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

Item 1. Financial Statements.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

TINTIC GOLD MINING COMPANY

[ An Exploration Stage Company]

CONTENTS

PAGE

-

Unaudited Condensed Balance Sheets,

September 30, 2009 and December 31, 2008

    4

-

Unaudited Condensed Statements of Operations,

for the three months  and nine months ended September 30,

2009 and 2008 and from inception of exploration stage

on December 31, 1997 through September 30, 2009

    5

-

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2009 and 2008

and from inception of exploration stage on December 31,1997

through September 30, 2009

    6

      -

Notes to Unaudited Condensed Financial Statements

  7- 9

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$ 2,881	$ 4,228
Total Current Assets	2,881	4,228
	$ 2,881	$ 4,228

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 350	$ 136
Related party advances	24,346	16,210
Accrued Liabilities - related party	34,000	24,000
Total Current Liabilities	58,696	40,346

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value,
50,000,000 shares authorized,
2,109,643 shares issued and
Outstanding at September 30, 2009 and December 31, 2008	2,110	2,110
Capital in excess of par value	194,165	194,165
Deficit accumulated during the
exploration stage	(252,090)	(232,393)
Total Stockholders' Equity (Deficit)	(55,815)	(36,118)
	$ 2,881	$ 4,228

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[ An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From inception of
					exploration stage
					on December 31,
	For the Three Months Ended		For the Nine Months Ended		1997, through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Revenues	$ -	$ -	$ -	$ -	$ -
Total Revenues	-	-	-	-	-

Expenses
General & Administrative	4,667	1,993	19,697	10,894	184,769
Failed acquisition costs	-	-	-	-	85,758
Total Expenses	4,667	1,993	19,697	10,894	270,527
Loss From Operations	(4,667)	(1,993)	(19,697)	(10,894)	(270,527)
Other Income (Expense)
Interest Income	-	-	-	-	8,632
Interest Expense	-	-	-	-	(44)
Gain on Sale of Securities	-	-	-	-	8,084
Total Other Income	-	-	-	-	16,672
Loss Before Income Taxes	(4,667)	(1,993)	(19,697)	(10,894)	(253,855)

Current Income Taxes (Benefit)	-	-	-	-	(1,765)

Deferred Tax Expense	-	-	-	-	-
Net Loss	$ (4,667)	$ (1,993)	$ (19,697)	$(10,894)	$ (252,090)

Loss per Share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[ An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From inception of
			exploration stage
			on December 31,
	For the Nine Months Ended		1997, through
	September 30,	September 30,	September 30,
	2009	2008	2009
Cash flows used in operating activities:
Net income (loss)	$ (19,697)	$ (10,894)	$ (252,090)
Adjustments to reconcile net loss to cash used
in operating activities
Non-cash stock issued for services rendered	-	-	97,846
Loss from sale of securities	-	-	(8,086)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable	214	1,700	203
Increase in accrued liabilities-related party	10,000	-	34,000
(Decrease) in income taxes payable	-	-	(565)
Net cash used in operating activities	(9,483)	(9,194)	(128,692)
Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,962
Net cash flows provided by investing activities	-	-	16,353
Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from related party advances	8,136	15,000	24,346
Proceeds from sale of common stock	-	-	55,000
Net cash flows from financing activities	8,136	15,000	82,847
Net increase (decrease) in cash	(1,347)	5,806	(29,492)
Cash and cash equivalents at beginning of period	4,228	471	32,373
Cash and cash equivalents at end of period	$ 2,881	$ 6,277	$ 2,881

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ 3,565

Supplemental Schedule of Non-Cash Investing and Financing Activities
	$ -	$ -

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

Condensed Financial Statements.  The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At September 30, 2009, there were 2,109,643 shares issued and outstanding.

TINTIC GOLD MINING COMPANY

[An Exploration Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Advances – As of September 30, 2009 officers and shareholders of the Company had advanced the Company a total of $24,346.  The advances bear no interest and are due on demand.

A shareholder of the Company has provided legal services to the company. As of September 30, 2009 $34,000 has been accrued.

Management Compensation - For the periods ended September 30, 2009 and 2008, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Loss from continuing operations available to common shareholders
(numerator)	$ (4,667)	$ (1,993)	$ (19,697)	$ (10,894)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	2,109,643	2,109,643	2,109,643	2,109,643

TINTIC GOLD MINING COMPANY

[ An Exploration Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE - CONTINUED

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 3, 2009 and found there are none to report.

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

Finally, the current state of the overall economy does not bode well, we believe, for the likelihood of our attracting a joint venture mining partner any time soon.  For example, while a large international mining company known as Anglo-American commenced exploratory work in September 2008 at the north end of the Tintic Mining District, in a joint venture with Chief Consolidated Mining, a former operator in the District, this fact in and of itself does not mean that this same mining company would necessarily have any interest whatsoever in our 44 acres of mineral claims.  See sequence of events No. 6 below in the discussion titled “Management’s Plan of Operation” which discloses this acquisition transaction in more detail.  In fact, during the previous quarter we learned that Anglo-American’s exploration work was not successful, or not as successful as they wanted or expected, and that therefore, they have moved on or are considering moving on.

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

After paying bills that we had received during the quarter, the cash in our checking account on September 30, 2009, was $2,881. As of our quarter end, we owed $350 to our “in-house” accountant. We have also accrued $2,500 to our legal counsel for legal services rendered during our last quarter.  These outstanding bills as of September 30, 2009, will show on our balance sheet as payables for the quarter so ended.  We have since paid our “in-house” accountant.  Other than the outstanding obligation to our legal counsel of $34,000 as of the quarter end, an amount we have accrued, we have no other outstanding bills or payables that we are aware of as of the date of this report.

In order to continue to fund the Company’s working capital after September 30, three (3) officers and a stockholder advanced us a total of $8,000 in July.  After paying our auditors and “in-house” accountant for the bills we received as of the end of the quarter, we currently have $2,531 in our checking account.  This amount of working capital should satisfy our capital needs through the beginning of next year.

Liquidity and Capital Requirements

Even with the additional $8,000 that was loaned or advanced to us from four (4) affiliates at the beginning of this third quarter, we still lack the necessary capital to implement a full-fledged mineral exploration program. Since our incorporation in Nevada in March 2004 and since the acquisition of our mineral claims from our then-parent corporation, our working capital has been funded by investments and advances from our officers and directors and one shareholder.

Given that we now have $2,531 in our checking account, we will hopefully be able to satisfy our cash requirements through the beginning of the 2010 year. We believe that within the next 12 months, we will either complete our business plan or, we will know by then what it will take to complete it. The ability to locate and "sign up" a joint venture partner or mining company partner of some kind has so far been unsuccessful, and will depend upon a variety of factors such as the anticipated price of gold and zinc over the next year or two, the cost of mining exploration at that time, the ability of a joint venture partner to tie up a lot of ground in the Tintic Mining District, the absence of future EPA clean up plans in the District, the ability of a joint venture mining partner to feel comfortable with what the EPA will require of them, and most importantly, the overall state of the economy, factors and circumstances that are beyond our control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. So far we have been unsuccessful.  Further, we are unable to guarantee that at the expiration of 12 months from now, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the 12 months, particularly if there is likelihood that we will be able to complete our business plan if we continue beyond the next 12 months.  As it is, we have become concerned that the prospects of fulfilling or carrying out our business plan look bleak.  If that is indeed the case, we may have to explore other possibilities for the Company, the form of which we cannot now predict.  If nothing else, we may have to significantly modify our business plan or take the Company in a completely different direction.

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

Management is NOT interested at this time in going to the expense or trouble of directly raising, on a secondary offering or private placement basis, either $517,000 or $2.141 million to engage in drilling exploration programs of our own  and without the participation of a joint venture mineral exploration partner.  This is because we lack the expertise and experience ourselves to implement and oversee such a large project. See the paragraph below titled "The Phased Nature of Our Planned or Proposed Exploration Program." We also believe and are informed that such a money raising effort would be very expensive in terms of the cost thereof and we would rather spend what limited resources we have on locating a mineral exploration joint venture partner. We also have no idea what securities brokerage firm, if any, would possibly be interested in underwriting such an effort, particularly in light of the recent “financial crisis” and current uncertain state of the overall economy.  Since the increased price of precious metals starting in early 2004 would appear to have made the overall exploration environment more financing-friendly and based on the history of the Tintic Mining District, we believe that it makes far more sense to do what is necessary to attract an experienced and well financed mineral exploration partner or joint venturer. This is our basic plan of operation at the present time.

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

The specific steps or sequence of events necessary to attract a mineral exploration partner or joint venturer and otherwise implement a mineral exploration program are:

1) Locate the claim corners in the field so that property boundaries are known. (This step was accomplished over four years ago by our consulting geologist when we commissioned his geology report. If we need more specific or exact markers, we will hire a surveyor to do so. We anticipate that the cost would be between $1,000 and $2,000. As of now, and unless requested or required by a mineral exploration partner, we do not believe that this cost or expense will be necessary.)

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

4) Update our April 24, 2005, geology report if necessary as a result of any surface sampling. Contact and distribute the report to target groups familiar with high-grade underground mineral exploration ventures. (This report was authored by our consulting geologist and we know of nothing at this point that would require us to update it. Accordingly, there is no cost that we know of at the present time associated with this sequence of events or step.  So far, we have distributed our report to several large mining companies, namely, two large U.S. mining companies and one large Canadian mining company headquartered in Toronto. Our legal counsel has also distributed the report to a Vancouver, Canada, mining company and also, to a London, England-based mining company. We do not believe it is appropriate to identify their names without their written consent.)

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

6) Contact as many mining and mineral exploration companies as possible who we believe might be interested in partnering or joint venturing with us to explore our mineral claims. (This is a task that comprises the principal part of our business plan at this stage and we have been doing it in the ordinary course of our business for the last several years. In late 2006, we had limited discussions with one large U.S. mining company to whom we sent a copy of our geology report. In September of 2006, a project manager of this mining company accompanied us on a physical tour of our property.  In mid-September 2008, during the end of the quarter, we learned that a major internationally diversified mining company headquartered in the United Kingdom known as Anglo American PLC, purchased some mining claim interests in the Tintic Mining District from Chief Consolidated Mining Co., a former operator in the District.  The news reports are skimpy but it appears that the company sought to explore, and if justified, to then develop a porphyry copper-gold-molybdenum target. Upon learning this news, we have since endeavored to contact Anglo American to see if they would be interested in our claims and, in particular, a copy of our geology report, but, to date, we have heard nothing back.)

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

We have NOT identified any one potential mineral exploration partner. There are several large mining companies in the United States, Canada, Europe, Australia and elsewhere that we believe may be interested in our mineral claims. Accordingly, there would be no reason to target just one or two companies. As stated above, we have provided our geology report to several mining companies, Canadian, American and British and to date, none has expressed an interest in our claims.

In January of 2008, our president and chief executive officer had a discussion with another large mining company headquartered in Idaho but it turned out that this company was similarly NOT interested in the Tintic Mining District and thus, our properties.

As of the date of this report, we have had NO discussions with any mining or mineral exploration company about entering into a joint venture agreement of any kind or nature.  Furthermore, based on our lack of success in this regard over the last 4 years, we are not particularly optimistic that we will in fact be able to locate and eventually enter into an agreement with a joint venture mining partner.   As stated above, we are not sure why there is an overall lack of interest in the Tintic Mining District by the mining industry, given the fact that gold is now trading at above $1,000 per ounce, but that is the case.  If this lack of interest in our claims continues, we will be forced to look at other opportunities for the Company, the form of which we cannot at this time predict.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .  Based on this evaluation, our management concluded that, as of September 30, 2009, our internal control over financial reporting was effective based on those criteria.

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

TINTIC GOLD MINING COMPANY
(Issuer)

Date:	November 3 , 2009	By:	/s/George P. Christopulos
George P. Christopulos
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 3 , 2009	By:	/s/George P. Christopulos
George P. Christopulos
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)