Form 10-K
period 2009-12-31
Tintic Gold Mining CO
filed 2010-03-31
CIK 1301839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009.

                     OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-52368

TINTIC GOLD MINING COMPANY
 (Exact Name of Registrant as Specified in its Charter)

Nevada	87-0448400
(State or other jurisdiction	(I.R.S. Employer ID Number)
of incorporation or organization)

1288 Jigao Road, Minbei Industrial District, Minhang, Shanghai, P.R. China 201107
(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 86-21-62965657

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ___    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer     Accelerated filer      Non-accelerated filer     Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes √   No __

As of June 30, 2009 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $87,812, based upon the average of the high bid and low asked price on that date.

As of March 31, 2010, there were 1,839,059 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Report contains certain forward-looking statements regarding Tintic Gold Mining Company, its business and financial prospects.  These statements represent Management’s best estimate of what will happen.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report.  Among the more significant risks are:

•
We have no business operations and have no assets. Unless the Company obtains additional capital or acquires an operating company, the Company will not be able to undertake significant business activities.

•
The Company’s business plan contemplates that it will acquire an operating company in exchange for the majority of its common stock.  If that occurs, management will determine the nature of the company that is acquired, which is likely to be a company with which management has a pre-existing relationship.  Investors in the Company will have to rely on the business acumen of management in determining that the acquisition is in the best interest of the Company.  If management lacks sufficient skill to operate successfully, the Company’s shares may lose value.

Because these and other risks may cause the Company’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

PART 1

Item 1.  Business

Until February 8, 2010, the Company was the owner of the subsurface mineral rights on approximately 44 acres of land located in the Tintic Mining District of Juab County, Utah, near the town of Mammoth, Utah.  Since it was formed in March 2004 and acquired the mineral claims, the Company had been unable to attract any interest from investors in its mining claims. Prior management believed that this has been due to a number of factors, including the fact that the land ownership in the Tintic Mining District was very fragmented, meaning that ownership is held in the names of numerous corporations and individuals, many possibly having conflicting ownership rights and interests.  For this reason, at the end of 2009, management determined that the Company should abandon its mining business and pursue other opportunities.  On December 17, 2009, therefore, a new majority owner took control of the Company.  In connection with that change of control, the Company agreed to transfer its mining claims to its previous majority shareholders in satisfaction of the liabilities of the Company to them.  On February 8, 2010 the mining claims were so transferred. The Company is currently a shell company.

For some period of time the Company has been exploring business opportunities that would involve the use of the Company as a shell in a reverse merger transaction, in which an operating company would be merged into Tintic Gold Mining Company in exchange for a majority of our capital stock.  We continue to explore business opportunities, particularly businesses with which our Chairman, Ding Lieping, has experience.  The business that we ultimately pursue will be determined by Mr. Ding, who is the sole member of our board of directors.  His decision will be based on the prospects for the business, the availability of capital to fund the business, and the potential benefits of the business to the shareholders of Tintic Gold Mining Company.

Employees

We currently have no employees. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 1A.               Risk Factors

Not applicable.

Item 1B.               Unresolved Staff Comments

Not Applicable.

Item 2.                  Properties

We have no property, because we have no assets or employees.  Our executive offices are maintained in the offices of Ding Lieping.  We do not compensate Ding Lieping for this concession.

Item 3.                  Legal Proceedings

None.

PART II

Item 4.                 Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

(a) Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “TMGG”.  Set forth below are the high and low bid prices for each of the quarters in the past two fiscal years. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Bid
Quarter Ending	High	Low

March 31, 2008	$0.25	$0.25
June 30, 2008	$0.25	$0.01
September 30, 2008	$0.15	$0.07
December 31, 2008	$0.10	$0.01

March 31, 2009	$0.20	$0.20
June 30, 2009	$0.20	$0.20
September 30, 2009	$0.20	$0.20
December 31, 2009	$0.20	$0.20

(b) Shareholders

Our shareholders list contains the names of 354 registered stockholders of record of the Company’s Common Stock.

(c)  Dividends

The Company has not, within the past decade, paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of December 31, 2009.

(e)  Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2009.

 (f) Repurchase of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its common stock during the 4th quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 1, 2009- October 31, 2009	0	N.A.	0	0
November 1, 2009 – November 30, 2009	0	N.A.	0	0
December 1, 2009 – December 31, 2009	270,584(1)	N.A.	0	0
Total	270,584	N.A.	0	0

(1)
In December 2009 four shareholders of the Company surrendered a total of 270,584 shares to the Company in exchange for a two year warrant that they can exchange for 0.4% of the outstanding common stock of the Company.

Item 5.                 Selected Financial Data

Not applicable.

Item 6.                 Management’s Discussion and Analysis

Results of Operations

We currently have no assets and no operations.  During the 2009 fiscal year, which ended on December 31, 2009, we realized no revenue and incurred $22,203 in operating expenses.  Prior to December 17, 2009, when majority ownership of our company was transferred to Ding Lieping, we had accounts payable, most of which were owed to the prior controlling shareholders of the Company, some of whom served as our management until December 17, 2009.   Those individuals have waived all of the Company’s obligations to them in connection with the transfer of control to Ding Lieping.  Therefore at December 31, 2009 we have no liabilities.

Since December 17, 2009, Mr. Ding has financed our operations.  We expect that Mr. Ding will continue to fund our operations until we have completed an acquisition of an operating company, and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations, however, by any contract or other obligation.

Our major expenses consisted of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses attendant to the trading of our common stock.  We do not expect the level of our operating expenses to change in the future until we again undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At December 31, 2009 we had no working capital, due to the fact that we had no assets and no liabilities.  Prior to December 31, 2009, our payables were due to the controlling shareholders of the Company, some of whom served as management of the Company and one of whom served as legal counsel to the Company.  On December 17, 2009, in connection with their sale of control, all of the company’s cash was used to satisfy accounts payable, and the prior controlling shareholders waived any remaining amounts owed to them. Since December 17, 2009, when Ding Lieping obtained the control of our company, Ding Lieping has paid our expenses as we incur them.

Our operations consumed $12,364 in cash during 2009, as our management paid our ongoing expenses, increasing our amounts due to related parties.  Those advances were waived at the end of the year.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

To date we have supplied our cash needs by obtaining loans from management and shareholders.  We expect that our President will fund our operations until we have completed an acquisition of an operating company and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.

Application of Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 to our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Among our critical policies is the determination, described in Note 6 to our financial statements that the Company should record a valuation allowance for the full value of the deferred tax asset created by the net operating loss carryforward.  The primary reason for the determination was the lack of certainty as to whether the Company will carry on profitable operations in the future.

Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause any effects on our results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.,

Impact of Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Item 6a.               Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 7.                 Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	8

Balance Sheets as of December 31, 2009 and 2008	9

Statements of Operations for the Years Ended December 31, 2009 and 2008 and for the Period from inception of the exploration stage on December 31, 1997 through December 31, 2009	10

Statements of Stockholders’ Equity for the Period from inception of the exploration stage on December 31, 1997 through December 31, 2009	11

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and for the Period from inception of the exploration stage on December 31, 1997 through December 31, 2009	12

Notes to Financial Statements	14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Tintic Gold Mining Company
Minhang, Shanghai

We have audited the accompanying balance sheets of Tintic Gold Mining Company [an exploration stage company] as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from the inception of the exploration stage on December 31, 1997 through December 31, 2009. Tintic Gold Mining Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tintic Gold Mining Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception of exploration stage on December 31, 1997 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 31, 2010

TINTIC GOLD MINING COMPANY
[An Exploration Stage Company]

BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash	$-	$4,228
Total Current Assets	-	4,228
	$-	$4,228

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$-	$136
Related party advances	-	16,210
Accrued liabilities - related party	-	24,000
Total Current Liabilities	-	40,346

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 50,000,000 shares authorized, 1,839,059 and 2,109,643 shares issued and outstanding at December 31, 2009 and 2008	2,110	2,110
Capital in excess of par value	306,603	194,165
Less treasury stock, at cost, 270,584 shares at December 31, 2009	(54,117)	-
Deficit accumulated during the exploration stage	(254,596)	(232,393)
Total Stockholders' Equity (Deficit)	-	(36,118)
	$-	$4,228

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY
[An Exploration Stage Company]

STATEMENTS OF OPERATIONS

			From inception of
			exploration stage
			on December 31,
	For the Year Ended		1997, through
	December 31,		December 31,
	2009	2008	2009

Revenues	$-	$-	$-
Total Revenues	-	-	-
Expenses
General & Administrative	22,203	19,943	187,275
Failed acquisition costs	-	-	85,758
Total Expenses	22,203	19,943	273,033
Loss From Operations	(22,203)	(19,943)	(273,033)
Other Income
Interest Income	-	-	8,632
Interest Expense	-	-	(44)
Gain on Sale of Securities	-	-	8,084
Total Other Income	-	-	16,672
Loss Before Income Taxes	(22,203)	(19,943)	(256,361)

Current Income Taxes (Benefit)	-	-	(1,765)
Deferred Tax Expense	-	-	-
Net Loss	$(22,203)	$(19,943)	$(254,596)

Loss per Share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY
[An Exploration Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE DATE OF INCEPTION ON DECEMBER 31, 1997
THROUGH DECEMBER 31, 2009

					Unrealized
				Deficit	Gains
				Accumulated	(Losses) on
			Additional	During the	Available -		Total
	Common Stock		Paid-In	Exploration	For-Sale	Treasury	Stockholders'
	Shares	Amount	Capital	Stage	Securities	Stock	Equity/(Deficit)
Balance - December 31, 1997	231,797	$232	$39,743	$-	$-	$-	$39,975
Net Income for December 31, 1997 through December 31, 2000	-	-	-	11,007	-	-	11,007
Unrealized losses available-for-sale-securities, net of tax	-	-	-	-	(278)	-	(278)
Stock issued for services in December, 2001 at $.30 per share	50,006	50	14,950	-	-	-	15,000
Net loss for the year ended December 31, 2001	-	-	-	(35,530)	-	-	(35,530)
Unrealized losses available-for-sale-securities, net of tax	-	-	-	-	278	-	278

Balance December 31, 2001	281,803	282	54,693	(24,523)	-	-	30,452
Stock issued for services in December, 2002 at $.175 per share	134,153	134	23,343	-	-	-	23,477
Net loss for the year ended December 31, 2002	-	-	-	(34,774)	-	-	(34,774)

Balance December 31, 2002	415,956	416	78,036	(59,297)	-	-	19,155
Stock issued for services in February, 2003 at $0.10 per share	536,611	537	53,124	-	-	-	53,661
Stock issued for services in December, 2003 at $0.10 per share	57,076	57	5,651	-	-	-	5,708
Net loss for the year ended December 31, 2003	-	-	-	(81,978)	-	-	(81,978)

Balance December 31, 2003	1,009,643	1,010	136,811	(141,275)	-	-	(3,454)
Issuance of 500,000 shares of Common Stock for $25,000 or $.05 per share, August, 2004	500,000	500	24,500	-	-	-	25,000
Related party debt forgiveness recorded as capital contribution	-	-	3,454	-	-		3,454
Net loss for the year ended December 31, 2004	-	-	-	(7,552)	-	-	(7,552)

Balance December 31, 2004	1,509,643	1,510	164,765	(148,827)	-	-	17,448
Net loss for the year ended December 31, 2005	-	-	-	(12,245)	-	-	(12,245)

Balance December 31, 2005	1,509,643	1,510	164,765	(161,072)	-	-	5,203
Issuance of 600,000 shares of Common Stock for $30,000 or $.05 per share, November, 2006	600,000	600	29,400	-	-	-	30,000
Net loss for the year ended December 31, 2006	-	-	-	(24,020)	-	-	(24,020)

Balance December 31, 2006	2,109,643	2,110	194,165	(185,092)	-	-	11,183
Net loss for the year ended December 31, 2007	-	-	-	(27,358)	-	-	(27,358)

Balance December 31, 2007	2,109,643	2,110	194,165	(212,450)	-	-	(16,175)
Net loss for the year ended December 31, 2008	-	-	-	(19,943)	-	-	(19,943)

Balance December 31, 2008	2,109,643	2,110	194,165	(232,393)	-	-	(36,118)
Related party debt and accrued liability forgiveness recorded as capital contribution	-	-	58,321	-	-	-	58,321
Issuance of stock purchase warrants in exchange for 270,584 shares of treasury stock at $54,117 or $.20 per share, December 2009	-	-	54,117	-	-	(54,117)	-
Net loss for the year ended December 31, 2009	-	-	-	(22,203)	-	-	(22,203)

Balance December 31, 2009	2,109,643	$2,110	$306,603	$(254,596)	$-	$(54,117)	$-

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY
[An Exploration Stage Company]

STATEMENTS OF CASH FLOWS

			From inception of
			exploration stage
			on December 31,
	For the Year Ended		1997, through
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash flows used in operating activities:
Net income (loss)	$(22,203)	$(19,943)	$(254,596)

Adjustments to reconcile net loss to cash used in operating activities:
Non-cash stock issued for services rendered	-	-	97,846
Loss from sale of securities	-	-	(8,086)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable	(136)	(300)	(147)
Accrued liabilities - related party	9,975	9,000	33,975
(Decrease) in income taxes payable	-	-	(565)
Net cash used in operating activities	(12,364)	(11,243)	(131,573)

Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,962
Net cash flows provided by investing activities	-	-	16,353

Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from related party advances	8,136	15,000	24,346
Proceeds from sale of common stock	-	-	55,000
Net cash flows from financing activities	8,136	15,000	82,847

Net increase (decrease) in cash	(4,228)	3,757	(32,373)
Cash and cash equivalents at beginning of period	4,228	471	32,373
Cash and cash equivalents at end of period	$-	$4,228	$-

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY
[An Exploration Stage Company]

STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$3,565

Supplemental Schedule of Non-cash Investing and Financing Activities

For the year ended December 31, 2009:
Shareholders forgave debts totaling $58,321.  Due to the related party nature of the debt, the Company recorded the forgiveness as a contribution to Capital.

For the year ended December 31, 2008:
None

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

Tintic Gold Mining Company ("Parent") was incorporated in the State of Utah on June 14, 1933.  Parent was incorporated for the purpose of mining, milling, ore reducing, and smelting. At the time of its incorporation, Parent acquired certain patented mining claims from the Emerald Mining Company, which mining claims the Company owned until February 2, 2010.  These mining claims are located in the Tintic Mining District of Juab County, Utah. Prior to December 31, 1997, the Parent was dormant.

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

TINTIC GOLD MINING COMPANY
[An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Exploration Stage.  As of December 31, 2009, the Company is considered to be an Exploration Stage Company.  However, the Company did not have any current mining exploration, development or production activities on its existing properties.  After transferring its mining assets to its prior majority shareholders in February 2010, the Company became a development stage company.

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

Mining Properties - Pre-operating and mine development costs including acquisition costs relating to mining properties are capitalized until such properties are placed in production, disposed of, or abandoned.  The Company periodically reviews its mining property for impairment in accordance with ASC Topic No. 410, “Property, Plant and Equipment”.

Income Taxes - The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes”  [See Note 6].

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes”, on January 1, 2007.  As a result of the implementation of ASC Topic No. 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2009, and 2008.

Loss Per Share - The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented in accordance with ASC Topic No. 260, “Earnings Per Share” [See Note 7].

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

TINTIC GOLD MINING COMPANY
[An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - MINING CLAIMS

At the time of organization, the Company acquired certain patented mining claims from Parent which were recorded at the carryover basis of $0 [See Note 3].  The mining claims are located in the Tintic Mining District of Juab County, Utah.  As of December 31, 2009, the Company did not have any current mining exploration, development, or production activities on its existing properties.

As a part of the change in control of the Company on November 30, 2009 [See Note 9] and in consideration of the waiver of debt owed by the Company to the previous controlling shareholders (shareholders), the Company agreed to a put and call agreement wherein the shareholders were given an irrevocable option to acquire the Company’s right, title and interest in all of the mining claims.  The shareholders also granted to the Company an irrevocable option to require the shareholders to accept title to the mining claims at any time during the option period.  The Company exercised the option on February 8, 2010, and transferred all of its mining assets to the previous controlling shareholders.

NOTE 3 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.

TINTIC GOLD MINING COMPANY
[An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK (Continued)

In conjunction with the change in control [see Note 9] in December 2009 the Company exchanged common stock purchase warrants in exchange for 270,584 shares of the Company’s common stock, which shares are being held as treasury shares.  The common stock purchase warrants allow the holders to acquire 0.4% of the outstanding common stock of the Company within two years from the date of issuance of said purchase warrants.  The warrants were valued at $.20 per share given up or $54,117.

In November 2006 the Company issued 600,000 shares of common stock.  The shares were issued for cash of $30,000, or $.05 per share.

In 2004 the Company issued a total of 1,509,643 shares of common stock of which 500,000 shares were issued for cash of $25,000, or $.05 per share and 1,009,643 shares were issued for mining claims of Parent valued at carryover basis of $0.

NOTE 4 - RELATED PARTY TRANSACTIONS

Related Party Advances – Prior to November 30, 2009 officers and shareholders of the Company advanced the Company a total of $24,346.  At November 30, 2009, the shareholders forgave all advances thru that date of $24,346.  The advances bore no interest and were due on demand.  Due to the related party nature of the debt the Company recorded the forgiveness as a contribution to capital.

Accrued Liabilities - A shareholder of the Company performed legal services for a total of $33,975 which was accrued for on the Company’s books.  At November 30, 2009 the shareholder forgave all amounts accrued.  Due to the related party nature of the debt the Company recorded the forgiveness as a contribution to capital.

Management Compensation - For the years ended December 31, 2009 and 2008, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  Until December 17, 2009, an officer of the Company was allowing the Company to use his address, as needed, at no expense to the Company.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has not yet been successful in establishing profitable operations and, as of December 31, 2009, the Company had no assets.

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

TINTIC GOLD MINING COMPANY
[An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” ASC Topic No. 740, requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 2009 an unused operating loss carryforward of approximately $113,300 which may be applied against future taxable income and which expires in 2029.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Due to a change in control of the Company in December 2009, the annual amount of the NOL that can be applied against future earnings is limited.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets are approximately $17,000 and $13,700 as of December 31, 2009 and 2008, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2009 is approximately $3,300.

NOTE 7 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:
	For the Year Ended
	December 31,
	2009	2008

Loss from continuing operations available to common shareholders (numerator)	$(22,203)	$(19,943)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	2,086,662	2,109,643

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

NOTE 9 – CHANGE IN CONTROL

On November 30, 2009, four holders of the Company’s common stock [George Christopulos, Hugh Coltharp, Jack Coombs and John Michael Coombs: collectively the “Selling Shareholders”] entered into a Stock Purchase Agreement with Ding Lieping.  Pursuant to the terms of the Stock Purchase Agreement, on December 17, 2009, the Selling Shareholders sold to Mr. Ding 1,400,000 shares of common stock of the Company for $280,000.  At the time of the stock sale, the Selling Shareholders surrendered to the Company 270,584 common shares and received in exchange for those shares warrants that they can exchange during the next two years to acquire 0.4% of the outstanding common stock of the Company.  After that exchange, the 1,400,000 shares purchased by Ding Lieping represented 76% of the Company’s outstanding stock.

Pursuant to the terms of the Stock Purchase Agreement, on December 17, 2009 Ding Lieping was elected to serve as sole member of the board of directors and George Christopulos, Hugh Coltharp and Jack Coombs resigned as members of said board. Ding Lieping was also appointed by the board of directors to serve as Chief Executive Officer and Chief Financial Officer of the Company.

TINTIC GOLD MINING COMPANY
[An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

On February 8, 2010 the Company exercised its option under the Put and Call Agreement and transferred all of its mining assets to the assignee of the previous controlling shareholder.

The Company has evaluated subsequent events from the balance sheet date and determined there are no events to disclose other than as set forth in the preceding paragraph.

Item 8.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A.              Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Tintic Gold Mining Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Tintic Gold Mining Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Tintic Gold Mining Company’s system of disclosure controls and procedures was effective as of December 31, 2009 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Tintic Gold Mining Company’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect Tintic Gold Mining Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a.             Inadequate staffing and supervision within the bookkeeping operations of our company.  There is only one individual who is responsible for bookkeeping functions.  This prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

b.             Outsourcing the accounting operations of our company.  Because there is only one employee in our administration, we outsource most of the accounting functions of our Company to an independent accountant.  This accountant is self-directed, and is not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the accountant.

c.             Lack of independent control over related party transactions.  Ding Lieping is the sole director and sole officer of Tintic Gold Mining Company, Inc.  From time to time Mr. Ding will made loans or capital contributions to finance the operations of the Company.  The absence of other directors or officers to review these transactions is a weakness because it could lead to improper classification of such related party transactions.

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment.  However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B.              Other Information

None.

PART III

Item 9.                 Directors, Executive Officers and Corporate Governance

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Ding Lieping	42	Director, Chief Executive Officer,	2009
		Chief Financial Officer

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Ding Lieping.  Since 2006 Mr. Ding has been employed as Chairman and General Manager of Shanghai Tailor Steel Structure Company, which is involved in the manufacture and installation of structural steel in Shanghai and its environs.  Prior to organizing Shanghai Tailor Steel Structure Company, Mr. Ding had seven years of experience in the management of steel construction projects.  In 1989 Mr. Ding was awarded a bachelor degree with a concentration in Physics by Hangzhou Normal University.  He studied architecture through 1993 at the Shanghai Tongji University, and he earned a master’s degree in business administration at the Empresarial University of Costa Rica in 2009.

Audit Committee

The Board of Directors has not appointed an Audit Committee.  The functions that would be performed by an Audit Committee are performed by the Board of Directors.  The Board of Directors does not have an “audit committee financial expert,” because there is only one Board member.

Code of Ethics

The Company has not adopted a formal code of ethics applicable to its executive officers.  The Board of Directors has determined that the Company’s financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2009, except that Ding Lieping failed to file a Form 3 when due.

Item 10.               Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Tintic Gold Mining Company, Inc. to its current Chief Executive Officer and to George Christopoulos, who served as its Chief Executive Officer and Chief Financial Officer until December 17, 2009.  On December 17, 2009, Mr. Christopoulos was replaced in those positions by Ding Lieping, who acquired majority ownership of the Company on that day.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Ding Lieping	2009	--	--	--	--	--

George Christopoulos	2009	--	--	--	--	--
	2008	--	--	--	--	--
	2007	--	--	--	--	--

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2009 and those options held by him on December 31, 2009.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration
					Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Ding Lieping	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2009 and held by them unvested at December 31, 2009.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Ding Lieping	--	--

Compensation of Directors

The members of our Board of Directors receive no compensation for their services on the Board.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Ding Lieping;

•	each of our directors; and

•	all directors and executive officers as a group.

There are 1,839,059 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Ding Lieping	1,400,000	76.1%
All officers and directors (1 person)	1,400,000	76.1%
   ____________________________

The address of each shareholder, unless otherwise noted, is c/o Tintic Gold Mining Company, Inc., 1288 Jigao Road, Minbei Industrial District, Minhang, Shanghai, P.R. China  201107

Item 12.               Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

 None.

Director Independence

None of the members of the Board of Directors is independent, as “independence” is defined in the Rules of the NASDAQ Stock Market.

Item 13.               Principal Accountant Fees and Services

Audit Fees

Pritchett, Siler & Hardy, P.C. billed $8,611 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2009.  Pritchett, Siler & Hardy, P.C. billed $7,915 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2008.  Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Pritchett, Siler & Hardy, P.C. did not bill the Company for any Audit-Related fees in fiscal 2009 or in fiscal 2008.

Tax Fees

Pritchett, Siler & Hardy, P.C. did not bill the Company in fiscal 2009 or fiscal 2008 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Pritchett, Siler & Hardy, P.C. did not bill the Company for any other fees in fiscal 2009 or fiscal 2008.

 It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 14.                Exhibits and Financial Statement Schedules

(b) Exhibit List

3-a	Articles of Incorporation - filed as an exhibit to the Company’s Registration Statement on Form 8-A (000-52368) filed on December 21, 2006, and incorporated herein by reference.
3-b	By-laws - - filed as an exhibit to the Company’s Registration Statement on Form 8-A (000-52368) filed on December 21, 2006, and incorporated herein by reference.
21	Subsidiaries – None
31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tintic Gold Mining Company, Inc.

By: /s/ Ding Lieping
Ding Lieping, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on March 31, 2010 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ding Lieping
Ding Lieping, Director
Chief Executive Officer, Chief
Financial and Accounting Officer