Form 10-Q
period 2010-03-31
Tintic Gold Mining CO
filed 2010-05-11
CIK 1301839

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2010

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-52368

TINTIC GOLD MINING COMPANY
(Exact Name of Registrant in its Charter)

Nevada	87-0448400
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

1288 Jigao Road, Minbei Industrial District, Minhang, Shanghai, P.R. China 201107
(Address of Principal Executive Offices)

Issuer’s Telephone Number: 86-21-62965657

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]                No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [  ]    No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer    Accelerated filer __ Non-accelerated filer     Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 11, 2010

Common Voting Stock: 1,839,059

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

BALANCE SHEETS
	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$ -	$ -
Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 4,065	$ -
Loans from related party	7,038	-
Total Current Liabilities	$ 11,103	$ -

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 50,000,000 shares authorized,	2,110	2,110
1,839,059 issued and outstanding
Capital in excess of par value	306,603	306,603
Less treasury stock, at cost, 270,584 shares	(54,117)	(54,117)
Deficit accumulated during the development stage	(265,699)	(254,596)
Total Stockholders' Equity (Deficit)	(11,103)	-
Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

			From inception of
			development stage
			on December 31,
	For the Three Months Ended		1997, through
	March 31,		March 31,
	2010	2009	2010

Revenues	$ -	$ -	$ -
Total Revenues	-	-	-

Expenses
General & Administrative	11,103	9,650	198,378
Failed acquisition costs	-	-	85,758
Total Expenses	11,103	9,650	284,136

Loss From Operations	(11,103)	(9,650)	(284,136)

Other Income
Interest Income	-	-	8,632
Interest Expense	-	-	(44)
Gain on Sale of Securities	-	-	8,084
Total Other Income	-	-	16,672

Loss Before Income Taxes	(11,103)	(9,650)	(267,464)

Current Income Taxes (Benefit)	-	-	(1,765)
Deferred Tax Expense	-	-	-

Net Loss	$ (11,103)	$ (9,650)	$ (265,699)

Loss per Share	$ (0.01)	$ -

The accompanying notes are an integral part of these condensed financial statements.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
			From inception of
			development stage
			on December 31,
	For the Year Ended		1997, through
	March 31,	March 31,	March 31,
	2010	2009	2010
Cash flows used in operating activities:
Net loss	$ (11,103)	$ (9,650)	$ (265,699)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash stock issued for services rendered	-	-	97,846
(Gain) Loss from sale of securities	-	-	(8,086)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable	4,065	4,100	3,918
Payment of expenses by related party	-	-	33,975
Decrease in income taxes payable	-	-	(565)
Net cash used in operating activities	(7,038)	(5,550)	(138,611)

Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,962
Net cash flows provided by investing activities	-	-	16,353

Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from loans - related party	7,038	5,000	31,384
Proceeds from sale of common stock	-	-	55,000
Net cash flows provided by financing activities	7,038	5,000	89,885

Net decrease in cash	-	(550)	(32,373)
Cash and cash equivalents at beginning of period	-	4,228	32,373
Cash and cash equivalents at end of period	$ -	$ 3,678	$ -
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ 3,565

The accompanying notes are an integral part of these condensed financial statements.

TINTIC GOLD MINING COMPANY

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business - Tintic Gold Mining Company (“the Company”) was organized under the laws of the State of Nevada on March 8, 2004 as a wholly-owned subsidiary of Tintic Gold Mining Company (“Parent”), a Utah corporation, (now known as KIWA Bio-Tech Products Group Corporation).  The Company was founded for the purpose of continuing the exploration of the mining claims transferred to it by Parent.  In 2006 Parent distributed the outstanding shares of the Company to its shareholders pursuant to a registration statement declared effective by the Securities and Exchange Commission on October 18, 2006.

As a part of a change in control of the Company in December 2009 and in consideration of the waiver of debt owed by the Company to the previous controlling shareholders, the Company agreed to a put and call agreement wherein the shareholders were given an irrevocable option to acquire the Company’s right, title and interest in all of the mining claims.  The shareholders also granted to the Company an irrevocable option to require the shareholders to accept title to the mining claims at any time during the option period.  The Company exercised the option on February 8, 2010, and transferred all of its mining assets to the previous controlling shareholders.

The Company currently has no business assets and no business operations.

Financial Statement Presentation. The accompanying financial statements include the prior operations of Parent from its inception of exploration stage activities on December 31, 1997 through the spin-off of the Company, and include the accounts of the Company from its date of incorporation to the date of the financial statements.

Condensed Financial Statements.  The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

Development Stage.  On and prior to December 31, 2009, the Company was considered to be an Exploration Stage Company, although, as of December 31, 2009, the Company did not have any current mining exploration, development or production activities on its existing properties.  After transferring its mining assets to its prior majority shareholders in February 2010, the Company became a development stage company.

TINTIC GOLD MINING COMPANY

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Cash and Cash Equivalents - The Company considers all highly-liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.”

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes”, on January 1, 2007.  As a result of the implementation of ASC Topic No. 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2010 and December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three months ended March 31, 2010 and the year ended December 31, 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2010 and December 31, 2009.

Loss Per Share - The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented in accordance with ASC Topic No. 260, “Earnings Per Share” [See Note 5].

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

TINTIC GOLD MINING COMPANY

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.

Warrants - In conjunction with the change in control in December 2009 the Company issued common stock purchase warrants in exchange for 270,584 shares of the Company’s common stock, which shares are being held as treasury shares.  The common stock purchase warrants allow the holders to acquire 0.4% of the outstanding common stock of the Company within two years from the date of issuance of said purchase warrants.  The warrants were valued at $.20 per share given up or $54,117.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Loans – During the three months ended March 31, 2010, the expenses of the Company were paid by its majority shareholder.  The payments were recorded as “loans from related party.”  The loans are payable on demand and do not bear interest.

Related Party Contributions - During the three months ended March 31, 2009, all expenses of the Company were paid by its majority shareholders at that time.  The payments were recorded as loans.  However in December 2009 the majority shareholders waived repayment of the loans, the amount of which was recorded as a contribution to capital.

Management Compensation - For the three months ended March 31, 2010 and 2009, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer of the Company allows the Company to use his address, as needed, at no expense to the Company.

TINTIC GOLD MINING COMPANY

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has not yet been successful in establishing profitable operations and, as of March 31, 2010, the Company had no assets.

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

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended
	March 31,
	2010	2009
Loss from continuing operations available to common
shareholders (numerator)	$ (11,103)	$ (9,650)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	1,839,059	2,109,643

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no events to disclose.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We currently have no assets and no operations.  During the three months ended March 31, 2010, we realized no revenue and incurred $11,103 in operating expenses.  During the three months ended March 31, 2009, we realized no revenue and incurred $9,650 in operating expenses.

            Control of Tintic Gold Mining Company was transferred to Ding Lieping in December 2009.  During his tenure, Mr. Ding has financed our operations by making loans to cover our expenses. We expect that Ding Lieping will continue to fund our operations until we have completed an acquisition of an operating company, and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations, however, by any contract or other obligation.

             Our major expenses consisted of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses attendant to the trading of our common stock.  We do not expect the level of our operating expenses to change in the future until we again undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At March 31, 2010 we had a working capital deficit of $11,103, as we had no assets and $11,103 in liabilities.  The greater portion of our liabilities consists of loans payable to Ding Lieping, our majority shareholder, who is funding our operations.  The loans are payable on demand and do not bear interest.  We expect our working capital deficit to continue indefinitely, as long as Ding Lieping continues to lend us the sums necessary to pay our expenses.

Our operations consumed $7,038 in cash during the three months ended March 31, 2010, but our management loaned us that amount, resulting in no change in our cash balance.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

To date we have supplied our cash needs by obtaining loans from management and shareholders.  We expect that our President will fund our operations until we have completed an acquisition of an operating company and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Ding Lieping, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Ding concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2010 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 6.

Exhibits

31

Rule 13a-14(a) Certification

32

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

TINTIC GOLD MINING COMPANY.

Date: May 11, 2010

By: /s/ Ding Lieping

Ding Lieping, Chief Executive Officer

and Chief Financial Officer