Form 10-Q
period 2010-06-30
Tintic Gold Mining CO
filed 2010-08-12
CIK 1301839

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company    [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

August 12, 2010
Common Voting Stock: 1,839,059

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

BALANCE SHEETS
	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expense	$8,461	$-
Loan from related party	7,038	-
Total Current Liabilities	15,499	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 50,000,000 shares authorized,
1,839,059 issued and outstanding	2,110	2,110
Capital in excess of par value	306,603	306,603
Less treasury stock, at cost, 270,584 shares	(54,117)	(54,117)
Deficit accumulated during the development stage	(270,095)	(254,596)
Total Stockholders' Equity (Deficit)	(15,499)	-
Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

					From inception of
					development stage
					on December 31,
	For the Three Months Ended		For the Six Months Ended		1997 through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

Expenses
General & Administrative	4,396	5,380	15,499	15,030	202,774
Failed acquisition costs	-	-	-	-	85,758
Total Expenses	4,396	5,380	15,499	15,030	288,532

Loss From Operations	(4,396)	(5,380)	(15,499)	(15,030)	(288,532)

Other Income
Interest Income	-	-	-	-	8,632
Interest Expense	-	-	-	-	(44)
Gain on Sale of Securities	-	-	-	-	8,084
Total Other Income	-	-	-	-	16,672

Loss Before Income Taxes	(4,396)	(5,380)	(15,499)	(15,030)	(271,860)

Current Income Taxes (Benefit)	-	-	-	-	(1,765)
Deferred Tax Expense	-	-	-	-	-

Net Loss	$(4,396)	$(5,380)	$(15,499)	$(15,030)	$(270,095)

Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

TINTIC GOLD MINING COMPANY
[An Exploration Stage Company]

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
			From inception of
			development stage
			on December 31,
	For the Six Months Ended		1997 through
	June 30,	June 30,	June 30,
	2010	2009	2010
Cash flows used in operating activities:
Net loss	$(15,499)	$(15,030)	$(270,095)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash stock issued for services rendered	-	-	97,846
Loss from sale of securities	-	-	(8,086)
Change in operating assets and liabilities:
Increase in accounts payable	8,461	5,592	8,314
Payment of expenses by related party	-	7,500	33,975
Decrease in income taxes payable	-	-	(565)
Net cash used in operating activities	(7,038)	(1,938)	(138,611)

Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,962
Net cash flows provided by investing activities	-	-	16,353

Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from loans - related party	7,038	136	31,384
Proceeds from sale of common stock	-	-	55,000
Net cash flows provided by financing activities	7,038	136	89,885

Net decrease in cash	-	(1,802)	(32,373)
Cash and cash equivalents at beginning of period	-	4,228	32,373
Cash and cash equivalents at end of period	$-	$2,426	$-
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$3,565

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

Condensed Financial Statements.  The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at June 30, 2010 and December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the six months ended June 30, 2010 and the year ended December 31, 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at June 30, 2010 and December 31, 2009.

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

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-21 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Loans – During the six months ended June 30, 2010, the expenses of the Company were paid by its majority shareholder.  The payments were recorded as “loans from related party.”  The loans are payable on demand and do not bear interest.

Related Party Contributions - During the six months ended June 30, 2009, all expenses of the Company were paid by its majority shareholders at that time.  The payments were recorded as loans.  However in December 2009 the majority shareholders waived repayment of the loans, the amount of which was recorded as a contribution to capital.

Management Compensation - For the six month periods ended June 30, 2010 and 2009, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer of the Company allows the Company to use his address, as needed, at no expense to the Company.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS
NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has not yet been successful in establishing profitable operations and, as of June 30, 2010, the Company had no assets.

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

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Loss from continuing operations available to common shareholders (numerator)	$(15,499)	$(15,030)	$(4,396)	$(5,380)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	1,839,059	2,109,643	1,839,059	2,109,643

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

Results of Operations

We currently have no assets and no operations.  During the three months ended June 30, 2010, we realized no revenue and incurred $4,396 in operating expenses, resulting in a net loss in that amount.  This brought our operating expenses and net loss for the six months ended June 30, 2010 to $15,499.  During the three months ended June 30, 2009, we realized no revenue and incurred $5,380 in operating expenses, resulting in a net loss in that amount.  Our operating expenses and net loss for the six months ended June 30, 2009 were $15,030.
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

Liquidity and Capital Resources

At June 30, 2010 we had a working capital deficit of $15,499, as we had no assets and $15,499 in liabilities.  $7,038 of our liabilities consists of loans payable to Ding Lieping, our majority shareholder, who is funding our operations.  The loans are payable on demand and do not bear interest.  The remainder of our liabilities are payables to professionals, which we expect Mr. Ding to pay during the current quarter.  We expect our working capital deficit to continue indefinitely, as long as Ding Lieping continues to lend us the sums necessary to pay our expenses.

Our operations consumed $7,038 in cash during the six months ended June 30, 2010, but our management loaned us that amount, resulting in no change in our cash balance.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

Evaluation of Disclosure Controls and Procedures.  Ding Lieping, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Ding concluded that the Company’s system of disclosure controls and procedures was effective as of June 30, 2010 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 6.                 Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

TINTIC GOLD MINING COMPANY.

Date: August 12, 2010	By: /s/ Ding Lieping
Ding Lieping, Chief Executive Officer
and Chief Financial Officer