Form 10-K
period 2010-12-31
Tintic Gold Mining CO
filed 2011-03-28
CIK 1301839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2010

OR

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

Issuer’s Telephone Number, including Area Code: 86-21-62965657

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [    ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer   Accelerated filer _ Non-accelerated filer    Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [   ]

As of June 30, 2010 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $21,952, based upon the last trade price on that date.

As of March 28, 2011, there were 1,858,338 shares of common stock outstanding.

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

Item 4.

Reserved

PART II

Item 5.

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

Bid
Quarter Ending	High	Low

March 31, 2009	$ 0.20	$ 0.20
June 30, 2009	$ 0.20	$ 0.20
September 30, 2009	$ 0.20	$ 0.20
December 31, 2009	$ 0.20	$ 0.20

March 31, 2010	$ 0.05	$ 0.05
June 30, 2010	$ 0.05	$ 0.05
September 30, 2010	$ 0.05	$ 0.05
December 31, 2010	$ 0.05	$ 0.05

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of December 31, 2010.

(e)  Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2010.

 (f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of 2010.

Item 6.

         Selected Financial Data

Not applicable.

Item 7.

Management’s Discussion and Analysis

Results of Operations

We currently have no assets and no operations.  During the 2010 fiscal year, which ended on December 31, 2010, we realized no revenue and incurred $21,454 in operating expenses.  During the 2009 fiscal year, we realized no revenue and incurred $22,203 in operating expenses.  Prior to December 17, 2009, when majority ownership of our company was transferred to Ding Lieping, we had accounts payable, most of which were owed to the prior controlling shareholders of the Company, some of whom served as our management until December 17, 2009.   Those individuals waived all of the Company’s obligations to them in connection with the transfer of control to Ding Lieping.  Therefore at December 31, 2010 our only liabilities were loans made to us by Ding Lieping.

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

Liquidity and Capital Resources

At December 31, 2010 we had a working capital deficit of $21,454, as we had no assets and $21,454 in liabilities.  All of our liabilities consist of loans payable to Ding Lieping, our majority shareholder, who is funding our operations.  The loans are payable on demand and do not bear interest.  We expect our working capital deficit to continue indefinitely, as long as Ding Lieping continues to lend us the sums necessary to pay our expenses.

Our operations consumed $21,454 in cash during 2010, but our management loaned us that amount, resulting in no change in our cash balance.  During 2009 our operations consumed $12,364 in cash, all of which was contributed by the individuals who were controlling shareholders that year.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

Our significant accounting policies are summarized in Note 1 to our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Among our critical policies is the determination, described in Note 5 to our financial statements that the Company should record a valuation allowance for the full value of the deferred tax asset created by the net operating loss carryforward.  The primary reason for the determination was the lack of certainty as to whether the Company will carry on profitable operations in the future.

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

Impact of Accounting Pronouncements

There have been no recent accounting pronouncements that have had, or are expected to have, a material effect on our financial statements.

Item 7a        Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.   Financial Statements

INDEX TO FINANCIAL STATEMENTS

      Page

Report of Independent Registered Public Accounting Firm

7

Balance Sheets as of December 31, 2010 and 2009

8

Statements of Operations for the Years Ended December 31, 2010

     and 2009 and for the Period from inception of the development stage on December 31, 1997 through December 31, 2010

9

Statements of Stockholders’ Equity for the Period from inception of the development stage on December 31, 1997 through December 31, 2010

10

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

     and for the Period from inception of the development stage on December 31,

     1997 through December 31, 2010

12

Notes to Financial Statements

14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Tintic Gold Mining Company

Minhang, Shanghai

We have audited the accompanying balance sheets of Tintic Gold Mining Company [a development stage company] as of December 31, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from the inception of the development stage on December 31, 1997 through December 31, 2010. Tintic Gold Mining Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tintic Gold Mining Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception of development stage on December 31, 1997 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Tintic Gold Mining Company will continue as a going concern. As discussed in Note 4 to the financial statements, Tintic Gold Mining Company has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 28, 2011

TINTIC GOLD MINING COMPANY

[A Development Stage Company]

BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$ -	$ -
Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$ -	$ -
Loan from related party	21,454	-
Total Current Liabilities	21,454	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 50,000,000 shares authorized, 1,858,338 issued and outstanding at December 31, 2010, 2,109,643 issued and 1,839,059 outstanding at December 31, 2009	1,858	2,110

Capital in excess of par value	252,738	306,603
Less treasury stock, at cost, 270,584 shares	--	(54,117)
Deficit accumulated during the development stage	(276,050)	(254,596)
Total Stockholders' Equity (Deficit)	(21,454)	-
Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[A Development Stage Company]

STATEMENTS OF OPERATIONS

			From inception of
			development stage
	For the	For the	on December 31,
	Year Ended	Year Ended	1997, through
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenues	$ -	$ -	$ -
Total Revenues	-	-	-

Expenses
General & Administrative	21,454	22,203	208,729
Failed acquisition costs	-	-	85,758
Total Expenses	21,454	22,203	294,487

Loss From Operations	(21,454)	(22,203)	(294,487)

Other Income
Interest Income	-	-	8,632
Interest Expense	-	-	(44)
Gain on Sale of Securities	-	-	8,084
Total Other Income	-	-	16,672

Loss Before Income Taxes	(21,454)	(22,203)	(277,815)

Current Income Taxes (Benefit)	-	-	(1,765)
Deferred Tax Expense	-	-	-

Net Loss	$ (21,454)	$ (22,203)	$ (276,050)

Loss per Share	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON DECEMBER 31, 1997 THROUGH DECEMBER 31, 2010

					Unrealized
				Deficit	Gains
				Accumulated	(Losses) on
			Additional	During the	Available -		Total
	Common Stock		Paid-In	Development	For-Sale	Treasury	Stockholders’
	Shares	Amount	Capital	Stage	Securities	Stock	Equity/(Deficit)
Balance - December 31, 1997	231,797	$ 232	$ 39,743	$ -	$ -	$ -	$ 39,975
Net Income for December 31, 1997
through December 31, 2000	-	-	-	11,007	-	-	11,007
Unrealized losses available-for-sale-securities, net of tax	-	-	-	-	(278)	-	(278)
Stock issued for services in December, 2001 at $.30 per share	50,006	50	14,950		-	-	15,000
Net loss for the year ended December 31, 2001	-	-	-	(35,530)	-	-	(35,530)
Unrealized losses available-for-sale-securities, net of tax	-	-	-	-	278	-	278
Balance December 31, 2001	281,803	282	54,693	(24,523)	-	-	30,452
Stock issued for services in December, 2002 at $.175 per share	134,153	134	23,343	-	-	-	23,477
Net loss for the year ended December 31, 2002	-	-	-	(34,774)	-	-	(34,774)
Balance December 31, 2002	415,956	416	78,036	(59,297)	-	-	19,155
Stock issued for services in February, 2003 at $0.10 per share	536,611	537	53,124	-	-	-	53,661
Stock issued for services in December, 2003 at $0.10 per share	57,076	57	5,651	-	-	-	5,708
Net loss for the year ended December 31, 2003	-	-	-	(81,978)	-	-	(81,978)
Balance December 31, 2003	1,009,643	1,010	136,811	(141,275)	-	-	(3,454)
Issuance of 500,000 shares of Common Stock for $25,000
or $.05 per share, August, 2004	500,000	500	24,500	-	-	-	25,000
Related party debt forgiveness recorded as capital contribution	-	-	3,454	-	-	-	3,454
Net loss for the year ended December 31, 2004	-	-	-	(7,552)	-	-	(7,552)
Balance December 31, 2004	1,509,643	1,510	164,765	(148,827)	-	-	17,448
Net loss for the year ended December 31, 2005	-	-	-	(12,245)	-	-	(12,245)
Balance December 31, 2005	1,509,643	1,510	164,765	(161,072)	-	-	5,203

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON DECEMBER 31, 1997 THROUGH DECEMBER 31, 2010

Issuance of 600,000 shares of Common Stock	600,000	600	29,400	-	-	-	30,000
for $30,000 or $.05 per share, November, 2006							-
Net loss for the year ended December 31, 2006	-	-	-	(24,020)	-	-	(24,020)
Balance December 31, 2006	2,109,643	2,110	194,165	(185,092)	-	-	11,183
Net loss for the year ended December 31, 2007	-	-	-	(27,358)	-	-	(27,358)
Balance December 31, 2007	2,109,643	2,110	194,165	(212,450)	-	-	(16,175)
Net loss for the year ended December 31, 2008	-	-	-	(19,943)	-	-	(19,943)
Balance December 31, 2008	2,109,643	2,110	194,165	(232,393)	-	-	(36,118)
Related party debt and accrued liability
forgiveness recorded as capital contribution	-	-	58,321	-	-	-	58,321
Issuance of stock purchase warrants in
exchange for 270,584 shares of treasury
stock at $54,117 or $.20 per share December 2009			54,117	-		(54,117)	-
Net loss for the year ended December 31, 2009	-	-	-	(22,203)	-	-	(22,203)
Balance December 31, 2009	2,109,643	2,110	306,603	(254,596)	-	(54,117)	-
Cancellation of treasury stock	(270,584)	(271)	(53,846)	-	-	54,117	-
Recognize prior year rounding shares	19,279	19	(19)	-	-	-	-
Net loss for the year ended December 31, 2010	-	-	-	(21,454)	-	-	(21,454)
Balance December 31, 2010	1,858,338	$ 1,858	$ 252,738	$ (276,050)	$ -	-	$ (21,454)

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

			From inception of
			Development stage on
			December 31, 1997
	For the Year Ended		through
	December 31,	December 31,	December 31,
	2010	2009	2010
Cash flows used in operating activities:
Net loss	$ (21,454)	$ (22,203)	$ (276,050)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash stock issued for services rendered	-	-	97,846
Loss from sale of securities	-	-	(8,086)
Change in operating assets and liabilities:
Increase in accounts payable	-	(136)	(147)
Payment of expenses by related party	-	9,975	33,975
Decrease in income taxes payable	-	-	(565)
Net cash used in operating activities	(21,454)	(12,364)	(153,027)

Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,962
Net cash flows provided by investing activities	-	-	16,353

Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from loans - related party	21,454	8,136	45,800
Proceeds from sale of common stock	-	-	55,000
Net cash flows provided by financing activities	21,454	8,136	104,301

Net decrease in cash	-	(4,228)	(32,373)
Cash and cash equivalents at beginning of period	-	4,228	32,373
Cash and cash equivalents at end of period	$ -	$ -	$ -
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ 3,565

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

Supplemental Schedule of Non-cash Investing and Financing Activities

For the year ended December 31, 2010:

•

270,584 treasury shares were returned to authorized and unissued.

•

19,279 shares were issued in recognition of rounding rights accrued in prior years.

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

Development Stage.  On and prior to December 31, 2009, the Company was considered to be an Exploration Stage Company, although, as of December 31, 2009, the Company did not have any current mining exploration, development or production activities on its existing properties.  After transferring its mining assets to its prior majority shareholders in February 2010, the Company became a development stage company

Cash and Cash Equivalents - The Company considers all highly-liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes”, on January 1, 2007.  As a result of the implementation of ASC Topic No. 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.  [See Note 5.]

TINTIC GOLD MINING COMPANY

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has no tax positions at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2010 and 2009.  All tax years starting with 2008 are open for examination.

Loss Per Share - The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented in accordance with ASC Topic No. 260, “Earnings Per Share” [See Note 6].

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

Recently Enacted Accounting Standards - In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of

TINTIC GOLD MINING COMPANY

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company does not expect the adoption of ASU 2010-20 to have a significant impact on its financial statements.

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  During the year ended December 31, 2010 the Company issued 19,279 common shares in recognition of rounding rights accrued in prior years.

Treasury Stock. - During the year ended December 31, 2010 the Company reclassified 270,584 common shares, which had been held as treasury stock since December 2009, as authorized but unissued.

Warrants - In conjunction with the change in control in December 2009, the Company exchanged common stock purchase warrants in exchange for 270,584 shares of the Company’s common stock, which shares were being held as treasury shares.  The common stock purchase warrants allow the holders to acquire 0.4% of the outstanding common stock of the Company within two years from the date of issuance of said purchase warrants.  The warrants were valued at $.20 per share given up or $54,117.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Loans – During the year ended December 31, 2010, the expenses of the Company were paid by its majority shareholder.  The payments were recorded as “loans from related party.”  The loans are payable on demand and do not bear interest.

Related Party Contributions - During the year ended December 31, 2009, all expenses of the Company were paid by its majority shareholders at that time.  The payments were recorded as loans.  However in December 2009 the majority shareholders waived repayment

TINTIC GOLD MINING COMPANY

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

of the loans, the amount of which was recorded as a contribution to capital.

Management Compensation - During the years ended December 31, 2010 and 2009, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer of the Company allows the Company to use his address, as needed, at no expense to the Company.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has not yet been successful in establishing profitable operations and, as of December 31, 2010, the Company had no assets.

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

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” ASC Topic No. 740 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 2010 an unused operating loss carryforward of approximately $134,800 that may be applied against future taxable income and which expires in 2030.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Due to a change in control of the Company in December 2009, the annual amount of the NOL that can be applied against future earnings is limited.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets are approximately $20,200 and $17,000 as of December 31, 2010 and 2009, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2010 is approximately $3,200.

TINTIC GOLD MINING COMPANY

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Year Ended
	December 31,
	2010	2009
Loss from continuing operations available to common
shareholders (numerator)	$ (21,454)	$ (22,203)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	1,858,338	2,086,662

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date and determined there are no events to disclose through the date the financial statements were issued.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010.  Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Tintic Gold Mining Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Tintic Gold Mining Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Tintic Gold Mining Company’s system of disclosure controls and procedures was effective as of December 31, 2010 for the purposes described in this paragraph.

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

c.

Lack of independent control over related party transactions.  Ding Lieping is the sole director and sole officer of Tintic Gold Mining Company.  From time to time Mr. Ding will make loans or capital contributions to finance the operations of the Company.  The absence of other directors or officers to review these transactions is a weakness because it could lead to improper classification of such related party transactions.

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment.  However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2010.

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

Item 9B   Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The officers and directors of the Company are:

   Director

 Name

Age

Position with the Company

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2010.

Item 11.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Tintic Gold Mining Company to its current Chief Executive Officer and to George Christopoulos, who served as its Chief Executive Officer and Chief Financial Officer until December 17, 2009.  On December 17, 2009, Mr. Christopoulos was replaced in those positions by Ding Lieping, who acquired majority ownership of the Company on that day.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Ding Lieping	2010	--	--	--	--	--
	2009	--	--	--	--	--
George Christopoulos	2009	--	--	--	--	--
	2008	--	--	--	--	--

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2010 and those options held by him on December 31, 2010.

Option Grants in the Last Fiscal Year

Percent

of total

Potential realizable

Number of

options

value at assumed

securities

granted to

annual rates of

underlying

employees

Exercise

appreciation of

option

in fiscal

Price

Expiration

for option term

Name

granted

year

($/share)

Date

     5%         10%

Ding Lieping

--

--

           --

             --

--

--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2010 and held by them unvested at December 31, 2010.

              Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Ding Lieping	--	--

Compensation of Directors

The members of our Board of Directors receive no compensation for their services on the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this report by the following:

•

each shareholder known by us to own beneficially more than 5% of our common stock;

•

Ding Lieping;

•

each of our directors; and

•

all directors and executive officers as a group.

There are 1,858,338 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Ding Lieping	1,400,000	75.3%
All officers and directors (1 person)	1,400,000	75.3%

 ____________________________

The address of each shareholder, unless otherwise noted, is c/o Tintic Gold Mining Company, 1288 Jigao Road, Minbei Industrial District, Minhang, Shanghai, P.R. China  201107

Item 13.

Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

            None.

Director Independence

None of the members of the Board of Directors is independent, as “independence” is defined in the Rules of the NASDAQ Stock Market.

Item 14.

Principal Accountant Fees and Services

Audit Fees

Pritchett, Siler & Hardy, P.C. billed $8,711 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2010.  Pritchett, Siler & Hardy, P.C. billed $8,611 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2009.  Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Pritchett, Siler & Hardy, P.C. did not bill the Company for any Audit-Related fees in fiscal 2010 or in fiscal 2009.

Tax Fees

Pritchett, Siler & Hardy, P.C. did not bill the Company in fiscal 2010 or fiscal 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Pritchett, Siler & Hardy, P.C. did not bill the Company for any other fees in fiscal 2010 or fiscal 2009.

 It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 15.

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

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tintic Gold Mining Company

By: /s/ Ding Lieping

      Ding Lieping, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on March 28, 2011 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ding Lieping

Ding Lieping, Director

Chief Executive Officer, Chief

Financial and Accounting Officer