Form 10-Q
period 2011-03-31
Tintic Gold Mining CO
filed 2011-05-09
CIK 1301839

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2011

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

May 9, 2011

Common Voting Stock: 1,858,338

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

BALANCE SHEETS
	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$ -	$ -
Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$ 3,995	$ -
Loan from related party	25,204	21,454
Total Current Liabilities	29,199	21,454

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 50,000,000 shares authorized,	1,858	1,858
1,858,338 issued and outstanding
Capital in excess of par value	252,738	252,738
Deficit accumulated during the development stage	(283,795)	(276,050)
Total Stockholders' Equity (Deficit)	(29,199)	(21,454)
Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

STATEMENTS OF OPERATIONS (UNAUDITED)

			From inception of
			development stage
			on December 31,
	For the Three Months Ended		1997, through
	March 31,	March 31,	March 31,
	2011	2010	2011

Revenues	$ -	$ -	$ -
Total Revenues	-	-	-

Expenses
General & Administrative	7,745	11,103	216,474
Failed acquisition costs	-	-	85,758
Total Expenses	7,745	11,103	302,232

Loss From Operations	(7,745)	(11,103)	(302,232)

Other Income (Expense)
Interest Income	-	-	8,632
Interest Expense	-	-	(44)
Gain on Sale of Securities	-	-	8,084
Total Other Income (Expense)	-	-	16,672

Loss Before Income Taxes	(7,745)	(11,103)	(285,560)

Current Income Taxes (Benefit)	-	-	(1,765)
Deferred Tax Expense	-	-	-

Net Loss	$ (7,745)	$ (11,103)	$ (283,795)

Loss per Share	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these condensed financial statements.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

STATEMENTS OF CASH FLOWS (UNAUDITED)
			From inception of
			development stage on
			December 31, 1997
	For the Three Months Ended		through
	March 31,	March 31,	March 31,
	2011	2010	2011
Cash flows used in operating activities:
Net loss	$ (7,745)	$ (11,103)	$ (283,795)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash stock issued for services rendered	-	-	97,846
(Gain) loss from sale of securities	-	-	(8,086)
Change in operating assets and liabilities:
Increase in accounts payable	3,995	4,065	(3,848)
Payment of expenses by related party	-	-	33,975
Decrease in income taxes payable	-	-	(565)
Net cash used in operating activities	(3,750)	(7,038)	(156,777)

Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,962
Net cash flows provided by investing activities	-	-	16,353

Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from loans - related party	3,750	7,038	49,550
Proceeds from sale of common stock	-	-	55,000
Net cash flows provided by financing activities	3,750	7,038	108,051

Net decrease in cash	-	-	(32,373)
Cash and cash equivalents at beginning of period	-	-	32,373
Cash and cash equivalents at end of period	$ -	$ -	$ -
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ 3,565

The accompanying notes are an integral part of these condensed financial statements.

TINTIC GOLD MINING COMPANY

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Development Stage.  On and prior to December 31, 2009, the Company was considered to be an Exploration Stage Company, although, as of December 31, 2009, the Company did not have any current mining exploration, development or production activities on its existing properties.  After transferring its mining assets to its prior majority shareholders in February 2010, the Company became a development stage company

Condensed Financial Statements.  The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and 2010 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

TINTIC GOLD MINING COMPANY

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company has no tax positions at March 31, 2011 and December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three month periods ended March 31, 2011 and 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2011 and December 31, 2010.  All tax years starting with 2008 are open for examination.

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

Recently Enacted Accounting Standards - In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures

TINTIC GOLD MINING COMPANY

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Loans – During the three month periods ended March 31, 2011 and 2010, the expenses of the Company were paid by its majority shareholder.  The payments were recorded as “loans from related party.”  The loans are payable on demand and do not bear interest.

Management Compensation - During the three month periods ended March 31, 2011 and 2010, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer of the Company allows the Company to use his address, as needed, at no expense to the Company.

TINTIC GOLD MINING COMPANY

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has not yet been successful in establishing profitable operations and, as of March 31, 2011, the Company had no assets.

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

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended March 31
	2011	2010
Loss from continuing operations available to common
shareholders (numerator)	$ (7,745)	$ (11,103)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	1,858,338	1,839,059

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We currently have no assets and no operations.  During the three months ended March 31, 2011, we realized no revenue and incurred $7,745 in operating expenses, resulting in a net loss in that amount.  During the three months ended March 31, 2010, we realized no revenue and incurred $11,103 in operating expenses, resulting in a net loss in that amount.

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

Liquidity and Capital Resources

At March 31, 2011 we had a working capital deficit of $29,199, as we had no assets and $29,199 in liabilities.  Most of our liabilities consist of loans payable to Ding Lieping, our majority shareholder, who is funding our operations.  The loans are payable on demand and do not bear interest.  The remainder of our liabilities consists of payables that were satisfied by Ding Lieping after March 31, 2011.  We expect our working capital deficit to continue indefinitely, as long as Ding Lieping continues to lend us the sums necessary to pay our expenses.

Our operations consumed $3,750 in cash during the three months ended March 31, 2011, but our management loaned us that amount, resulting in no change in our cash balance.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Ding Lieping, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Ding concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2011 for the purposes described in this paragraph.

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

Date: May 9, 2011

By: /s/ Ding Lieping

Ding Lieping, Chief Executive Officer

and Chief Financial Officer