Form 10-Q
period 2011-06-30
Tintic Gold Mining CO
filed 2011-07-21
CIK 1301839

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [X]    No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]    No [   ]

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

July 21, 2011
Common Voting Stock: 1,858,338

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

BALANCE SHEETS
	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$1,941	$-
Loan from related party	30,179	21,454
Total Current Liabilities	32,120	21,454

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 50,000,000 shares authorized,	1,858	1,858
1,858,338 issued and outstanding
Capital in excess of par value	252,738	252,738
Deficit accumulated during the development stage	(286,716)	(276,050)
Total Stockholders' Equity (Deficit)	(32,120)	(21,454)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
					From inception
					of development stage
					on December 31,
	For the Three Months Ended		For the Six Months Ended		1997, through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

Expenses
General & Administrative	2,921	4,396	10,666	15,499	219,395
Failed acquisition costs	-	-	-	-	85,758
Total Expenses	2,921	4,396	10,666	15,499	305,153

Loss From Operations	(2,921)	(4,396)	(10,666)	(15,499)	(305,153)

Other Income (Expense)
Interest Income	-	-	-	-	8,632
Interest Expense	-	-	-	-	(44)
Gain on Sale of Securities	-	-	-	-	8,084
Total Other Income	-	-	-	-	16,672

Loss Before Income Taxes	(2,921)	(4,396)	(10,666)	(15,499)	(288,481)

Current Income Taxes (Benefit)	-	-	-	-	(1,765)
Deferred Tax Expense	-	-	-	-	-

Net Loss	$(2,921)	$(4,396)	$(10,666)	$(15,499)	$(286,716)

Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

STATEMENTS OF CASH FLOWS
(Unaudited)
			From inception of
			development stage on
			December 31, 1997
	For the Six Months Ended		through
	June 30,	June 30,	June 30,
	2011	2010	2011
Cash flows used in operating activities:
Net loss	$(10,666)	$(15,499)	$(286,716)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash stock issued for services rendered	-	-	97,846
Loss from sale of securities	-	-	(8,086)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable	1,941	8,461	1,794
Payment of expenses by related party	-	-	33,975
Decrease in income taxes payable	-	-	(565)
Net cash used in operating activities	(8,725)	(7,038)	(161,752)

Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,962
Net cash flows provided by investing activities	-	-	16,353

Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from loans - related party	8,725	7,038	54,525
Proceeds from sale of common stock	-	-	55,000
Net cash flows provided by financing activities	8,725	7,038	113,026

Net decrease in cash	-	-	(32,373)
Cash and cash equivalents at beginning of period	-	-	32,373
Cash and cash equivalents at end of period	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$3,565

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

Development Stage.  On and prior to December 31, 2009, the Company was considered to be an Exploration Stage Company, although, as of December 31, 2009, the Company did not have any current mining exploration, development or production activities on its existing properties.  After transferring its mining assets to its prior majority shareholders in February 2010, the Company became a development stage company

Condensed Financial Statements.  The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and 2010 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at June 30, 2011 and December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the six month periods ended June 30, 2011 and 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at June 30, 2011 and December 31, 2010.  All tax years starting with 2008 are open for examination.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Loans – During the six month periods ended June 30, 2011 and 2010, the expenses of the Company were paid by its majority shareholder.  The payments were recorded as “loans from related party.”  The loans are payable on demand and do not bear interest.

Management Compensation - During the six month periods ended June 30, 2011 and 2010, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer of the Company allows the Company to use his address, as needed, at no expense to the Company.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has not yet been successful in establishing profitable operations and, as of June 30, 2011, the Company had no assets.

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

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Loss from continuing operations available to common shareholders (numerator)	$(10,666)	$(15,499)	$(2,921)	$(4,396)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	1,858,338	1,839,059	1,858,338	1,839,059

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

Results of Operations

We currently have no assets and no operations.  During the three months ended June 30, 2011, we realized no revenue and incurred $2,921 in operating expenses, resulting in a net loss in that amount.  This brought our operating expenses and net loss for the six months ended June 30, 2011 to $10,666.  During the three months ended June 30, 2010, we realized no revenue and incurred $4,396 in operating expenses, resulting in a net loss in that amount.  Our operating expenses and net loss for the six months ended June 30, 2010 were $15,499.

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

Liquidity and Capital Resources

At June 30, 2011 we had a working capital deficit of $32,120, as we had no assets and $32,120 in liabilities.  Most of our liabilities consist of loans payable to Ding Lieping, our majority shareholder, who is funding our operations.  The loans are payable on demand and do not bear interest.  The remainder of our liabilities consists of payables that we expect to be satisfied by Ding Lieping in the future.  We expect our working capital deficit to continue indefinitely, as long as Ding Lieping continues to lend us the sums necessary to pay our expenses.

Our operations consumed $8,725 in cash during the six months ended June 30, 2011, but our management loaned us that amount, resulting in no change in our cash balance.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

Evaluation of Disclosure Controls and Procedures.  Ding Lieping, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Ding concluded that the Company’s system of disclosure controls and procedures was effective as of June 30, 2011 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 6.	Exhibits

	31	Rule 13a-14(a) Certification
	32	Rule 13a-14(b) Certification
	101.INS	XBRL Instance
	101.SCH	XBRL Schema
	101.CAL	XBRL Calculation
	101.DEF	XBRL Definition
	101.LAB	XBRL Label
	101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

TINTIC GOLD MINING COMPANY.

Date: July 21, 2011	By:	/s/ Ding Lieping
Ding Lieping, Chief Executive Officer
and Chief Financial Officer