Form 10-K
period 2011-12-31
Tintic Gold Mining CO
filed 2012-04-09
CIK 1301839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2011.

                     OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-52368

TINTIC GOLD MINING COMPANY
 (Exact Name of Registrant as Specified in its Charter)

Nevada	87-0448400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)

1288 Jigao Road, Minbei Industrial District, Minhang, Shanghai, P.R. China  201107
(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 86-21-62965657

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2011 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $114,584, based upon the last trade price on that date.

As of April 9, 2012, there were 1,858,338 shares of common stock outstanding.

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

Item 3.          Legal Proceedings

None.

Item 4.          Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

(a) Market Information

           The Company’s common stock is quoted on the OTCQB under the symbol “TMGG”.  Set forth below are the high and low bid prices for each of the quarters in the past two fiscal years.
The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Bid
Quarter Ending	High	Low

March 31, 2010	$0.05	$0.05
June 30, 2010	$0.05	$0.05
September 30, 2010	$0.05	$0.05
December 31, 2010	$0.05	$0.05

March 31, 2011	$0.25	$0.25
June 30, 2011	$0.25	$0.25
September 30, 2011	$0.51	$0.15
December 31, 2011	$0.15	$0.10

(b) Shareholders

Our shareholders list contains the names of 344 registered stockholders of record of the Company’s Common Stock.

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of December 31, 2011.

(e)  Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2011.

 (f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of 2011.

Item 6.         Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis

Results of Operations

We currently have no assets and no operations.  During the 2011 fiscal year, which ended on December 31, 2011, we realized no revenue and incurred $19,628 in operating expenses.  We also incurred an other expense of $1,119, which was the fair value of the warrant extension that we granted on December 18, 2011.  During the 2010 fiscal year, we realized no revenue, incurred $21,454 in operating expenses, and incurred no other expenses.

Prior to December 17, 2009, when majority ownership of our company was transferred to Ding Lieping, we had accounts payable, most of which were owed to the prior controlling shareholders of the Company, some of whom served as our management until December 17, 2009.   Those individuals waived all of the Company’s obligations to them in connection with the transfer of control to Ding Lieping.  Therefore at December 31, 2011 most of our liabilities were loans made to us by Ding Lieping.  The remainder was obligations to professionals, which were paid by Ding Lieping after December 31, 2011.

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

Liquidity and Capital Resources

At December 31, 2011 we had a working capital deficit of $41,082, as we had no assets and $41,082 in liabilities.  Our liabilities included $36,175 in loans payable to Ding Lieping, our majority shareholder, who is funding our operations.  The loans are payable on demand and do not bear interest.  The remainder of our liabilities, $4,907, was payables due to our lawyer and accountants, which were paid by Ding Lieping after December 31, 2011.  We expect our working capital deficit to continue indefinitely, as long as Ding Lieping continues to lend us the sums necessary to pay our expenses.

Our operations consumed $14,721 in cash during 2011, but our management loaned us that amount, resulting in no change in our cash balance.  During 2010 our operations consumed $21,454 in cash, all of which was loaned to us by Ding Lieping.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

Item 7a        Quantitative And Qualitative Disclosures About Market Risk.

                    Not Applicable.

Item 8.          Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	7

Balance Sheets as of December 31, 2011 and 2010	8

Statements of Operations for the Years Ended December 31, 2011 and 2010 and for the Period from inception of the development stage on December 31, 1997 through December 31, 2011	9

Statements of Stockholders’ Equity for the Period from inception of the development stage on December 31, 1997 through December 31, 2011	10

Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and for the Period from inception of the development stage on December 31, 1997 through December 31, 2011	12

Notes to Financial Statements	14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Tintic Gold Mining Company
Minhang, Shanghai

We have audited the accompanying balance sheets of Tintic Gold Mining Company [a development stage company] as of December 31, 2011 and 2010 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2011 and for the period from the inception of the development stage on December 31, 1997 through December 31, 2011. Tintic Gold Mining Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tintic Gold Mining Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 and for the period from inception of development stage on December 31, 1997 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
April 9, 2012

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

BALANCE SHEETS
	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$4,907	$-
Loan from related party	36,175	21,454
Total Current Liabilities	41,082	21,454

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 50,000,000 shares authorized,	1,858	1,858
1,858,338 issued and outstanding
Capital in excess of par value	253,857	252,738
Deficit accumulated during the development stage	(296,797)	(276,050)
Total Stockholders' Equity (Deficit)	(41,082)	(21,454)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

STATEMENTS OF OPERATIONS

			From inception of
			development stage
	For the	For the	on December 31,
	Year Ended	Year Ended	1997, through
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenues	$-	$-	$-
Total Revenues	-	-	-

Expenses
General & Administrative	19,628	21,454	228,357
Failed acquisition costs	-	-	85,758
Total Expenses	19,628	21,454	314,115

Loss From Operations	(19,628)	(21,454)	(314,115)

Other Income (Expense)
Interest Income	-	-	8,632
Interest Expense	-	-	(44)
Warrant Grant	(1,119)	-	(1,119)
Gain on Sale of Securities	-	-	8,084
Total Other Income	(1,119)	-	15,553

Loss Before Income Taxes	(20,747)	(21,454)	(298,562)

Current Income Taxes (Benefit)	-	-	(1,765)
Deferred Tax Expense	-	-	-

Net Loss	$(20,747)	$(21,454)	$(296,797)

Loss per Share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE DATE OF INCEPTION ON DECEMBER 31, 1997 THROUGH DECEMBER 31, 2011

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

The accompanying notes are an integral part of these financial statements

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE DATE OF INCEPTION ON DECEMBER 31, 1997 THROUGH DECEMBER 31, 2011

Issuance of 600,000 shares of Common Stock	600,000	600	29,400	-	-	-	30,000
for $30,000 or $.05 per share, November, 2006							-
Net loss for the year ended December 31, 2006	-	-	-	(24,020)	-	-	(24,020)
Balance December 31, 2006	2,109,643	2,110	194,165	(185,092)	-	-	11,183
Net loss for the year ended December 31, 2007	-	-	-	(27,358)	-	-	(27,358)
Balance December 31, 2007	2,109,643	2,110	194,165	(212,450)	-	-	(16,175)
Net loss for the year ended December 31, 2008	-	-	-	(19,943)	-	-	(19,943)
Balance December 31, 2008	2,109,643	2,110	194,165	(232,393)	-	-	(36,118)
Related party debt and accrued liability
forgiveness recorded as capital contribution	-	-	58,321	-	-	-	58,321
Issuance of stock purchase warrants in
exchange for 270,584 shares of treasury
stock at $54,117 or $.20 per share December 2009	-	-	54,117	-	-	(54,117)	-
Net loss for the year ended December 31, 2009	-	-	-	(22,203)	-	-	(22,203)
Balance December 31, 2009	2,109,643	2,110	306,603	(254,596)	-	(54,117)	-
Cancellation of treasury stock	(270,584)	(271)	(53,846)	-	-	54,117	-
Recognize prior year rounding shares	19,279	19	(19)	-	-	-	-
Net loss for the year ended December 31, 2010	-	-	-	(21,454)	-	-	(21,454)
Balance December 31, 2010	1,858,338	1,858	252,738	(276,050)	-	-	(21,454)
Warrant extension grant	--	--	1,119	--	--	--	1,119
Net loss for the year ended December 31, 2011	-	-	-	(20,747)	-	-	(20,747)
Balance December 31, 2011	1,858,338	1,858	253,857	(296,797)	-	-	(41,082)

The accompanying notes are an integral part of these financial statements

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

STATEMENTS OF CASH FLOWS
			From inception of
			development stage on
			December 31, 1997
	For the Year Ended		through
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash flows used in operating activities:
Net loss	$(20,747)	$(21,454)	$(296,797)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash stock issued for services rendered	-	-	97,846
Loss from sale of securities	-	-	(8,086)
Warrant grant	1,119	-	1,119
Change in operating assets and liabilities:
Increase in accounts payable	4,907	-	4,760
Payment of expenses by related party	-	-	33,975
Decrease in income taxes payable	-	-	(565)
Net cash used in operating activities	(14,721)	(21,454)	(167,748)

Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,962
Net cash flows provided by investing activities	-	-	16,353

Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from loans - related party	14,721	21,454	60,521
Proceeds from sale of common stock	-	-	55,000
Net cash flows provided by financing activities	14,721	21,454	119,022

Net decrease in cash	-	-	(32,373)
Cash and cash equivalents at beginning of period	-	-	32,373
Cash and cash equivalents at end of period	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$3,565

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

STATEMENTS OF CASH FLOWS

Supplemental Schedule of Non-cash Investing and Financing Activities

For the year ended December 31, 2011:  none.

For the year ended December 31, 2010:

•	270,584 treasury shares were returned to authorized and unissued.

•	19,279 shares were issued in recognition of rounding rights accrued in prior years.

The accompanying notes are an integral part of these financial statements.

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

Cash and Cash Equivalents - The Company considers all highly-liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes - The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes”, on January 1, 2007.  As a result of the implementation of ASC Topic No. 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.  [See Note 5.]

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has no tax positions at December 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2011 and 2010.  All tax years starting with 2008 are open for examination.

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

Recently Enacted Accounting Standards - There are no recently enacted accounting standards that the Company expects to have a material effect on its financial statements for future periods.

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

NOTE 2 - CAPITAL STOCK (Continued)

Warrants - In conjunction with the change in control in December 2009, the Company exchanged common stock purchase warrants in exchange for 270,584 shares of the Company’s common stock, which shares were being held as treasury shares.  The common stock purchase warrants allowed the holders to acquire 0.4% of the outstanding common stock of the Company within two years from the date of issuance of said purchase warrants.  The warrants were valued at $.20 per share given up or $54,117.

In December 2011 the termination date of the warrants was extended to June 18, 2012.  The fair value of $1,119 for the six month extension was calculated using a Black-Scholes option pricing model with the following assumptions:

Expected life	0.5 years
Expected volatility	1%
Risk-free interest rate	1.46%
Expected dividend yield	0.00%

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Loans – During the years ended December 31, 2011 and 2010, the expenses of the Company were paid by its majority shareholder.  The payments were recorded as “loans from related party.”  The loans are payable on demand and do not bear interest.

Management Compensation - During the years ended December 31, 2011 and 2010, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer of the Company allows the Company to use his address, as needed, at no expense to the Company.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has not yet been successful in establishing profitable operations and, as of December 31, 2011, the Company had no assets.

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

The Company has available at December 31, 2011 an unused operating loss carryforward of approximately $155,500 that may be applied against future taxable income and which expires in 2031.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Due to a change in control of the Company in December 2009, the annual amount of the NOL that can be applied against future earnings is limited.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets are approximately $23,300 and $20,200 as of December 31, 2011 and 2010, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2011 is approximately $3,100.

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Year Ended
	December 31,
	2011	2010
Loss from continuing operations available to common
shareholders (numerator)	$(20,747)	$(21,454)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	1,858,338	1,858,338

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

Not Applicable

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011.  Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Tintic Gold Mining Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Tintic Gold Mining Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Tintic Gold Mining Company’s system of disclosure controls and procedures was effective as of December 31, 2011 for the purposes described in this paragraph.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2011, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent imitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment.  However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B        Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The officers and directors of the Company are:

			Director
Name	Age	Position with the Company	Since
Ding Lieping	43	Director, Chief Executive Officer, Chief Financial Officer	2009

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2011.

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

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Ding Lieping	2011	--	--	--	--	--
	2010	--	--	--	--	--
	2009	--	--	--	--	--
George Christopoulos	2009	--	--	--	--	--

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2011 and those options held by him on December 31, 2011.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Ding Lieping	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2011 and held by them unvested at December 31, 2011.
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

Item 14.       Principal Accountant Fees and Services

Audit Fees

Pritchett, Siler & Hardy, P.C. billed $8,710 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2011.  Pritchett, Siler & Hardy, P.C. billed $8,711 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2010.  Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Pritchett, Siler & Hardy, P.C. did not bill the Company for any Audit-Related fees in fiscal 2011 or in fiscal 2010.

Tax Fees

Pritchett, Siler & Hardy, P.C. did not bill the Company in fiscal 2011 or fiscal 2010 for professional services rendered for tax compliance, tax advice and tax planning.
All Other Fees

Pritchett, Siler & Hardy, P.C. did not bill the Company for any other fees in fiscal 2011 or fiscal 2010.

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

Tintic Gold Mining Company

By: /s/ Ding Lieping
Ding Lieping, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 9, 2012 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ding Lieping
Ding Lieping, Director
Chief Executive Officer, Chief
Financial and Accounting Officer