Form 10-Q/A
period 2012-06-30
Tintic Gold Mining CO
filed 2012-09-05
CIK 1301839

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

August 20, 2012
Common Voting Stock: 1,858,338

Amendment No. 1:  Explanatory Note
This amendment is being filed in order to file the interactive data files.

 PART II   -   OTHER INFORMATION

Item 6.      Exhibits

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

TINTIC GOLD MINING COMPANY

Date: September 4, 2012	By:	/s/ Ding Lieping
Ding Lieping, Chief Executive Officer
and Chief Financial Officer