Form 10-K
period 2012-12-31
Tintic Gold Mining CO
filed 2013-05-21
CIK 1301839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  √    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. Yes √  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer             Accelerated filer            Non-accelerated filer              Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes √  No __

As of June 30, 2012 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $45,834, based upon the last trade price on that date.

As of May 21, 2013, there were 1,858,338 shares of common stock outstanding.

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

	Bid
Quarter Ending	High	Low

March 31, 2011	$0.25	$0.25
June 30, 2011	$0.25	$0.25
September 30, 2011	$0.51	$0.15
December 31, 2011	$0.15	$0.10

March 31, 2012	$0.15	$0.15
June 30, 2012	$0.15	$0.10
September 30, 2012	$0.10	$0.10
December 31, 2012	$0.10	$0.10

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of December 31, 2012.

(e)  Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2012.

 (f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of 2012.

Item 6.                     Selected Financial Data

Not applicable.

Item 7.             Management’s Discussion and Analysis

Results of Operations

We currently have no assets and no operations.  During the 2012 fiscal year, which ended on December 31, 2012, we realized no revenue and incurred $21,208 in operating expenses.  We also incurred an other expense of $1,492, which was the fair value of the 6-month warrant extensions that we granted on June 18, 2012 and December 18, 2012.  During the 2011 fiscal year, we realized no revenue, incurred $19,628 in operating expenses, and incurred an other expense of $1,119 arising from a warrant extension granted in that year.

Prior to December 17, 2009, when majority ownership of our company was transferred to Ding Lieping, we had accounts payable, most of which were owed to the prior controlling shareholders of the Company, some of whom served as our management until December 17, 2009.   Those individuals waived all of the Company’s obligations to them in connection with the transfer of control to Ding Lieping.  Therefore at December 31, 2012 most of our liabilities were loans made to us by Ding Lieping.  The remainder was obligations to professionals, which were paid by Ding Lieping after December 31, 2012.

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

Liquidity and Capital Resources

At December 31, 2012 we had a working capital deficit of $62,290, as we had no assets and $62,290 in liabilities.  Our liabilities included $57,643 in loans payable to Ding Lieping, our majority shareholder, who is funding our operations.  The loans are payable on demand and do not bear interest.  The remainder of our liabilities, $4,647, was payables due to our lawyer and accountants, which were paid by Ding Lieping after December 31, 2012.  We expect our working capital deficit to continue indefinitely, as long as Ding Lieping continues to lend us the sums necessary to pay our expenses.

Our operations consumed $21,468 in cash during 2012 but our management loaned us that amount, resulting in no change in our cash balance.  During 2011 our operations consumed $14,721 in cash, all of which was loaned to us by Ding Lieping.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

Item 7a   Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.   Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	7

Balance Sheets as of December 31, 2012 and 2011	8

Statements of Operations for the Years Ended December 31, 2012 and 2011 and for the Period from inception of the development stage on December 31, 1997 through December 31, 2012	9

Statement of Stockholders’ Equity for the Period from inception of the development stage on December 31, 1997 through December 31, 2012	10

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and for the Period from inception of the development stage on December 31, 1997 through December 31, 2012	12

Notes to Financial Statements	14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Tintic Gold Mining Company
Minhang, Shanghai

We have audited the accompanying balance sheets of Tintic Gold Mining Company [a development stage company] as of December 31, 2012 and 2011 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period from the inception of the development stage on December 31, 1997 through December 31, 2012. Tintic Gold Mining Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tintic Gold Mining Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 and for the period from inception of development stage on December 31, 1997 through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
May 21, 2013

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

BALANCE SHEETS
	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$4,647	$4,907
Loan from related party	57,643	36,175
Total Current Liabilities	62,290	41,082

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 50,000,000 shares authorized, 1,858,338 issued and outstanding	1,858	1,858
Capital in excess of par value	255,349	253,857
Deficit accumulated during the development stage	(319,497)	(296,797)
Total Stockholders' Equity (Deficit)	(62,290)	(41,082)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

STATEMENTS OF OPERATIONS

			From inception of
			development stage
	For the	For the	on December 31,
	Year Ended	Year Ended	1997, through
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenues	$-	$-	$-
Total Revenues	-	-	-

Expenses
General & Administrative	21,208	19,628	249,565
Failed acquisition costs	-	-	85,758
Total Expenses	21,208	19,628	335,323

Loss From Operations	(21,208)	(19,628)	(335,323)

Other Income (Expense)
Interest Income	-	-	8,632
Interest Expense	-	-	(44)
Warrant Grant	(1,492)	(1,119)	(2,611)
Gain on Sale of Securities	-	-	8,084
Total Other Income & Expense	(1,492)	(1,119)	14,061

Loss Before Income Taxes	(22,700)	(20,747)	(321,262)

Current Income Taxes (Benefit)	-	-	(1,765)
Deferred Tax Expense	-	-	-

Net Loss	$(22,700)	$(20,747)	$(319,497)

Loss per Share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE DATE OF INCEPTION ON DECEMBER 31, 1997 THROUGH DECEMBER 31, 2012

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

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE DATE OF INCEPTION ON DECEMBER 31, 1997 THROUGH DECEMBER 31, 2012

Issuance of 600,000 shares of Common Stock for $30,000 or $.05 per share, November, 2006	600,000	600	29,400	-	-	-	30,000
Net loss for the year ended December 31, 2006	-	-	-	(24,020)	-	-	(24,020)
Balance December 31, 2006	2,109,643	2,110	194,165	(185,092)	-	-	11,183
Net loss for the year ended December 31, 2007	-	-	-	(27,358)	-	-	(27,358)
Balance December 31, 2007	2,109,643	2,110	194,165	(212,450)	-	-	(16,175)
Net loss for the year ended December 31, 2008	-	-	-	(19,943)	-	-	(19,943)
Balance December 31, 2008	2,109,643	2,110	194,165	(232,393)	-	-	(36,118)
Related party debt and accrued liability forgiveness recorded as capital contribution	-	-	58,321	-	-	-	58,321
Issuance of stock purchase warrants in exchange for 270,584 shares of treasury stock at $54,117 or $.20 per share December 2009	-	-	54,117	-	-	(54,117)	-
Net loss for the year ended December 31, 2009	-	-	-	(22,203)	-	-	(22,203)
Balance December 31, 2009	2,109,643	2,110	306,603	(254,596)	-	(54,117)	-
Cancellation of treasury stock	(270,584)	(271)	(53,846)	-	-	54,117	-
Recognize prior year rounding shares	19,279	19	(19)	-	-	-	-
Net loss for the year ended December 31, 2010	-	-	-	(21,454)	-	-	(21,454)
Balance December 31, 2010	1,858,338	1,858	252,738	(276,050)	-	-	(21,454)
Warrant extension grant	-	-	1,119	-	-	-	1,119
Net loss for the year ended December 31, 2011	-	-	-	(20,747)	-	-	(20,747)
Balance December 31, 2011	1,858,338	1,858	253,857	(296,797)	-	-	(41,082)
Warrant extension grant	-	-	1,492	-	-	-	1,492
Net loss for the year ended December 31, 2012	-	-	-	(22,700)	-	-	(22,700)
Balance December 31, 2012	1,858,338	$ 1,858	$ 255,349	$ (319,497)	$ -	$ -	$ (62,290)

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

STATEMENTS OF CASH FLOWS
			From inception of
			development stage on
			December 31, 1997
	For the Year Ended		through
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash flows used in operating activities:
Net loss	$(22,700)	$(20,747)	$(319,497)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash stock issued for services rendered	-	-	97,846
Gain on sale of securities	-	-	(8,084)
Warrant grant	1,492	1,119	2,611
Change in operating assets and liabilities:
(Decrease) increase in accounts payable	(260)	4,907	4,500
Payment of expenses by related party	-	-	33,975
Decrease in income taxes payable	-	-	(565)
Net cash used in operating activities	(21,468)	(14,721)	(189,214)

Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,960
Net cash flows provided by investing activities	-	-	16,351

Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from loans - related party	21,468	14,721	81,989
Proceeds from sale of common stock	-	-	55,000
Net cash flows provided by financing activities	21,468	14,721	140,490

Net decrease in cash	-	-	(32,373)
Cash and cash equivalents at beginning of period	-	-	32,373
Cash and cash equivalents at end of period	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$3,565

The accompanying notes are an integral part of these financial statements.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

STATEMENTS OF CASH FLOWS

Supplemental Schedule of Non-cash Investing and Financing Activities

For the year ended December 31, 2012:  none.

For the year ended December 31, 2011:  none.

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

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has no tax positions at December 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2012 and 2011.  All tax years starting with 2009 are open for examination.

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

In December 2012 the termination date of the warrants was extended to June 18, 2013.  The fair value of $746 for the six month extension was calculated using a Black-Scholes option pricing model with the following assumptions:

Expected life	0.5 years
Expected volatility	1%
Risk-free interest rate	0.77%
Expected dividend yield	0.00%

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Loans – During the years ended December 31, 2012 and 2011, the expenses of the Company were paid by its majority shareholder.  The payments were recorded as “loans from related party.”  The loans are payable on demand and do not bear interest.

Management Compensation - During the years ended December 31, 2012 and 2011, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer of the Company allows the Company to use his address, as needed, at no expense to the Company.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has not yet been successful in establishing profitable operations and, as of December 31, 2012 the Company had no assets.

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

The Company has available at December 31, 2012 an unused operating loss carryforward of approximately $178,200 that may be applied against future taxable income and which expires in 2032.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Due to a change in control of the Company in December 2009, the annual amount of the NOL that can be applied against future earnings is limited.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets are approximately $26,700 and $23,300 as of December 31, 2012 and 2011, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2012 is approximately $3,400.

The Company is delinquent in the filing of its 2009 through 2012 federal tax returns.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Year Ended
	December 31,
	2012	2011
Loss from continuing operations available to common
shareholders (numerator)	$(22,700)	$(20,747)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	1,858,338	1,858,338

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

Item 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Tintic Gold Mining Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Tintic Gold Mining Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Tintic Gold Mining Company’s system of disclosure controls and procedures was effective as of December 31, 2012 for the purposes described in this paragraph.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment.  However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2012.

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

Item 9B                   Other Information

None.

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance

The officers and directors of the Company are:

Name	Age	Director Position with the Company	Since
Ding Lieping	44	Director, Chief Executive Officer,	2009

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2012.

Item 11.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Tintic Gold Mining Company to its Chief Executive Officer during the past three fiscal years.  There was no officer or employee whose compensation for 2012 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Ding Lieping	2012	--	--	--	--	--
	2011	--	--	--	--	--
	2010	--	--	--	--	--

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2012 and those options held by him on December 31, 2012.

Option Grants in the Last Fiscal Year

					Potential realizable value at assumed annual rates of appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share	Expiration Date	5%	10%
Ding Lieping	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2012 and held by them unvested at December 31, 2012.

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
____________________________
(1) The address of each shareholder, unless otherwise noted, is c/o Tintic Gold Mining Company, 1288 Jigao Road, Minbei Industrial District, Minhang, Shanghai, P.R. China 201107

Item 13.                  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

None.

Director Independence

None of the members of the Board of Directors is independent, as “independence” is defined in the Rules of the NASDAQ Stock Market.

Item 14.                  Principal Accountant Fees and Services

Audit Fees

Pritchett, Siler & Hardy, P.C. billed $9,297 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2012.  Pritchett, Siler & Hardy, P.C. billed $8,710 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2011.  Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Pritchett, Siler & Hardy, P.C. did not bill the Company for any Audit-Related fees in fiscal 2012 or in fiscal 2011.

Tax Fees

Pritchett, Siler & Hardy, P.C. did not bill the Company in fiscal 2012 or fiscal 2011 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Pritchett, Siler & Hardy, P.C. did not bill the Company for any other fees in fiscal 2012 or fiscal 2011.

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

Tintic Gold Mining Company

By: /s/ Ding Lieping
      Ding Lieping, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on May 21, 2013 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ding Lieping
Ding Lieping, Director
Chief Executive Officer, Chief
Financial and Accounting Officer