Form 10-Q
period 2013-03-31
Tintic Gold Mining CO
filed 2013-05-23
CIK 1301839

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer Accelerated filer __Non-accelerated filer      Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 23, 2013
Common Voting Stock: 1,858,338

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

BALANCE SHEETS
	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$5,366	$4,647
Loan from related party	57,643	57,643
Total Current Liabilities	63,009	62,290

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 50,000,000 shares authorized,	1,858	1,858
1,858,338 issued and outstanding
Capital in excess of par value	255,349	255,349
Deficit accumulated during the development stage	(320,216)	(319,497)
Total Stockholders' Equity (Deficit)	(63,009)	(62,290)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

STATEMENTS OF OPERATIONS (UNAUDITED)

			From inception of
			development stage
			on December 31,
	For the Three Months Ended		1997, through
	March 31,	March 31,	March 31,
	2013	2012	2013

Revenues	$-	$-	$-
Total Revenues	-	-	-

Expenses
General & Administrative	719	2,606	250,284
Failed acquisition costs	-	-	85,758
Total Expenses	719	2,606	336,042

Loss From Operations	(719)	(2,606)	(336,042)

Other Income (Expense)
Interest Income	-	-	8,632
Interest Expense	-	-	(44)
Warrant Grant	-	-	(2,611)
Gain on Sale of Securities	-	-	8,084
Total Other Income & Expense	-	-	14,061

Loss Before Income Taxes	(719)	(2,606)	(321,981)

Current Income Taxes (Benefit)	-	-	(1,765)
Deferred Tax Expense	-	-	-

Net Loss	$(719)	$(2,606)	$(320,216)

Loss per Share	$(0.00)	$(0.00)

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

STATEMENTS OF CASH FLOWS (UNAUDITED)
			From inception of
			development stage on
			December 31, 1997
	For the Three Months Ended		through
	March 31,	March 31,	March 31,
	2013	2012	2013
Cash flows used in operating activities:
Net loss	$(719)	$(2,606)	$(320,216)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash stock issued for services rendered	-	-	97,846
Gain on sale of securities	-	-	(8,084)
Warrant grant	-	-	2,611
Change in operating assets and liabilities:
(Decrease) increase in accounts payable	719	(4,907)	5,219
Payment of expenses by related party	-	-	33,975
Decrease in income taxes payable	-	-	(565)
Net cash used in operating activities	-	(7,513)	(189,214)

Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,960
Net cash flows provided by investing activities	-	-	16,351

Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from loans - related party	-	7,513	81,989
Proceeds from sale of common stock	-	-	55,000
Net cash flows provided by financing activities	-	7,513	140,490

Net decrease in cash	-	-	(32,373)
Cash and cash equivalents at beginning of period	-	-	32,373
Cash and cash equivalents at end of period	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$3,565

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

Condensed Financial Statements.  The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2013 and 2012 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at March 31, 2013 and December 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three month periods ended March 31, 2013 and 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2013 and December 31, 2012.  All tax years starting with 2009 are open for examination.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Loans – During the three month periods ended March 31, 2013 and 2012, a portion of the expenses of the Company were paid by its majority shareholder.  The payments were recorded as “loans from related party.”  The loans are payable on demand and do not bear interest.

Management Compensation - During the three month periods ended March 31, 2013 and 2012, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer of the Company allows the Company to use his address, as needed, at no expense to the Company.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has not yet been successful in establishing profitable operations and, as of March 31, 2013, the Company had no assets.

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

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended
	March 31,
	2013	2012
Loss from continuing operations available to common shareholders (numerator)	$(719)	$(2,606)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	1,858,338	1,858,338

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

Results of Operations

We currently have no assets and no operations.  During the three months ended March 31, 2013, we realized no revenue and incurred $719 in operating expenses, resulting in a loss from operations and net loss in that amount.  During the three months ended March 31, 2012, we realized no revenue and incurred $2,606 in operating expenses, resulting in a net loss in that amount.  The decrease in expenses from the first quarter of 2012 to the first quarter of 2013 resulted from the Company’s delay in filing its annual report on Form 10-K for 2012.  As work on the annual report was not commenced until the second quarter of 2013, the related expenses were pushed into that quarter.  In contrast, we filed our 2011 annual report on time and incurred related expenses in the first quarter of 2012.

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

Liquidity and Capital Resources

At March 31, 2013 we had a working capital deficit of $63,009, as we had no assets and $63,009 in liabilities.  The majority of our liabilities, $57,643, consist of loans payable to Ding Lieping, our majority shareholder, who is funding our operations.  The loans are payable on demand and do not bear interest.  We expect our working capital deficit to continue indefinitely, as long as Ding Lieping continues to lend us the sums necessary to pay our expenses.

Our operations consumed no cash during the three months ended March 31, 2013, as we accrued the liabilities incurred in that quarter.  Our operations consumed $7,513 in cash during the three months ended March 31, 2012, but our management loaned us that amount, resulting in no change in our cash balance.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

Evaluation of Disclosure Controls and Procedures.  Ding Lieping, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013.  Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Ding concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2013 for the purposes described in this paragraph.

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

TINTIC GOLD MINING COMPANY

Date: May 23, 2013	By: /s/ Ding Lieping
Ding Lieping, Chief Executive Officerand Chief Financial Officer