Form 10-Q
period 2013-09-30
Tintic Gold Mining CO
filed 2013-11-14
CIK 1301839

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

November 14, 2013
Common Voting Stock: 1,858,338

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

BALANCE SHEETS
	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$-	$4,647
Loan from related party	80,821	57,643
Total Current Liabilities	80,821	62,290

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 50,000,000 shares authorized, 1,858,338 issued and outstanding
Capital in excess of par value	255,349	255,349
Deficit accumulated during the development stage	(338,028)	(319,497)
Total Stockholders' Equity (Deficit)	(80,821)	(62,290)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

STATEMENTS OF OPERATIONS (UNAUDITED)

					From inception of
					development stage
					on December 31,
	For the Three Months Ended		For the Nine Months Ended		1997, through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

Expenses
General & Administrative	5,811	5,969	18,531	17,498	268,096
Failed acquisition costs	-	-	-	-	85,758
Total Expenses	5,811	5,969	18,531	17,498	353,854

Loss From Operations	(5,811)	(5,969)	(18,531)	(17,498)	(353,854)

Other Income (Expense)
Interest Income	-	-	-	-	8,632
Interest Expense	-	-	-	-	(44)
Warrant Grant	-	-	-	(746)	(2,611)
Gain on Sale of Securities	-	-	-	-	8,084
Total Other Income & Expense	-	-	-	(746)	14,061

Loss Before Income Taxes	(5,811)	(5,969)	(18,531)	(18,244)	(339,793)

Current Income Taxes (Benefit)	-	-	-	-	(1,765)
Deferred Tax Expense	-	-	-	-	-

Net Loss	$(5,811)	$(5,969)	$(18,531)	$(18,244)	$(338,028)

Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

STATEMENTS OF CASH FLOWS (UNAUDITED)
			From inception of
			development stage on
			December 31, 1997
	For the Nine Months Ended		through
	September 30,	September 30,	September 30,
	2013	2012	2013
Cash flows used in operating activities:
Net loss	$(18,531)	$(18,244)	$(338,028)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash stock issued for services rendered	-	-	97,846
Gain on sale of securities	-	-	(8,084)
Warrant grant	-	746	2,611
Change in operating assets and liabilities:
(Decrease) increase in accounts payable	(4,647)	(3,970)	(147)
Payment of expenses by related party	-	-	33,975
Decrease in income taxes payable	-	-	(565)
Net cash used in operating activities	(23,178)	(21,468)	(212,392)

Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,960
Net cash flows provided by investing activities	-	-	16,351

Cash flows from financing activities:
Proceeds from note payable - related party	-	-	3,501
Proceeds from loans - related party	23,178	21,468	105,167
Proceeds from sale of common stock	-	-	55,000
Net cash flows provided by financing activities	23,178	21,468	163,668

Net decrease in cash	-	-	(32,373)
Cash and cash equivalents at beginning of period	-	-	32,373
Cash and cash equivalents at end of period	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$3,565

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

Condensed Financial Statements.  The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013 and 2012 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at September 30, 2013 and December 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the nine month periods ended September 30, 2013 and 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2013 or December 31, 2012.  All tax years starting with 2009 are open for examination.

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

On June 18, 2013 the warrants expired.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Loans – During the nine month periods ended September 30, 2013 and 2012, a portion of the expenses of the Company were paid by its majority shareholder.  The payments were recorded as “loans from related party.”  The loans are payable on demand and do not bear interest.

Management Compensation - During the nine month periods ended September 30, 2013 and 2012, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer of the Company allows the Company to use his address, as needed, at no expense to the Company.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has not yet been successful in establishing profitable operations and, as of September 30, 2013, the Company had no assets.

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

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended				For the Nine months Ended
	September 30,				September 30,
	2013		2012		2013		2012

Loss from continuing operations available to common shareholders (numerator)	$	(5,811)	$	(5,969)	$	(18,531)	$	(18,244)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)		1,858,338		1,858,338		1,858,338		1,858,338

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

Results of Operations

We currently have no assets and no operations.  During the three months ended September 30, 2013, we realized no revenue and incurred $5,811 in operating expenses, resulting in a loss from operations and net loss in that amount.  During the three months ended September 30, 2012, we realized no revenue and incurred $5,969 in operating expenses, resulting in a loss from operations in that amount.

Results of our operations for the nine month periods ended September 30, 2013 and 2012 were substantially similar.  During the nine months ended September 30, 2013, we realized no revenue and incurred $18,531 in operating expenses, resulting in a loss from operations and net loss in that amount.  During the nine months ended September 30, 2012, we realized no revenue and incurred $17,489 in operating expenses. We also incurred an other expense of $746 during the three months ended September 30, 2012, which was the fair value of the warrant extension that we granted on June 18, 2012.  The combination of operating expenses and the other expense of $746 resulted in a net loss of $18,244.  The increased loss from operations and net loss arose from increases in professional fees.

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

Liquidity and Capital Resources

At September 30, 2013 we had a working capital deficit of $80,821, as we had no assets and $80,821 in liabilities.  All of our liabilities, $80,821, consist of loans payable to Ding Lieping, our majority shareholder, who is funding our operations.  The loans are payable on demand and do not bear interest.  We expect our working capital deficit to continue indefinitely, as long as Ding Lieping continues to lend us the sums necessary to pay our expenses.

Our operations used $23,178 in cash during the nine months ended September 30, 2013, as we incurred a loss of $18,531 and reduced our accounts payable by $4,647 during that period with funds that we borrowed from Ding Lieping.  Our operations consumed $21,468 in cash during the nine months ended September 30, 2012, but Ding Lieping loaned us that amount, resulting in no change in our cash balance.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

Not applicable.

ITEM 4                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Ding Lieping, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013.  Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Ding concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2013 for the purposes described in this paragraph.

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

Date: November 14, 2013	TINTIC GOLD MINING COMPANY By: /s/ Ding Lieping Ding Lieping, Chief Executive Officer and Chief Financial Officer