Form 10-Q
period 2014-06-30
Tintic Gold Mining CO
filed 2014-08-12
CIK 1301839

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer                    Accelerated filer __________Non-accelerated filer                     Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

August 12, 2014
Common Voting Stock: 1,858,338

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

BALANCE SHEETS
	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$-	$-
Loan from related party	-	83,969
Total Current Liabilities	-	83,969

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 50,000,000 shares authorized, 1,858,338 issued and outstanding	1,858	1,858
Capital in excess of par value	354,761	255,349
Deficit accumulated during the development stage	(356,619)	(341,176)
Total Stockholders' Equity (Deficit)	-	(83,969)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

STATEMENTS OF OPERATIONS
(Unaudited)
					From inception of
					development stage
					on December 31,
	For the Three Months Ended		For the Six Months Ended		1997, through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013	2014

Revenues	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

Expenses
General & Administrative	7,238	12,001	15,443	12,720	286,687
Failed acquisition costs	-	-	-	-	85,758
Total Expenses	7,238	12,001	15,443	12,720	372,445

Loss From Operations	(7,238)	(12,001)	(15,443)	(12,720)	(372,445)

Other Income (Expense)
Interest Income	-	-	-	-	8,632
Interest Expense	-	-	-	-	(44)
Warrant Grant	-	-	-	-	(2,611)
Gain on Sale of Securities	-	-	-	-	8,084
Total Other Income & Expense	-	-	-	-	14,061

Loss Before Income Taxes	(7,238)	(12,001)	(15,443)	(12,720)	(358,384)

Current Income Taxes (Benefit)	-	-	-	-	(1,765)
Deferred Tax Expense	-	-	-	-	-

Net Loss	$(7,238)	$(12,001)	$(15,443)	$(12,720)	$(356,619)

Loss per Share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

STATEMENTS OF CASH FLOWS
			From inception of
			development stage on
			December 31, 1997
	For the Six Months Ended		through
	June 30,	June 30,	June 30,
	2014	2013	2014
Cash flows used in operating activities:
Net loss	$(15,443)	$(12,720)	$(356,619)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash stock issued for services rendered	-	-	97,846
Gain on sale of securities	-	-	(8,084)
Warrant grant	-	-	2,611
Change in operating assets and liabilities:
(Decrease) increase in accounts payable	-	1,831	(147)
Payment of expenses by related party	-	-	33,975
Decrease in income taxes payable	-	-	(565)
Net cash used in operating activities	(15,443)	(10,889)	(230,983)

Cash flows from investing activities:
Purchase of securities	-	-	(7,609)
Proceeds from sale of securities	-	-	23,960
Net cash flows provided by investing activities	-	-	16,351

Cash flows from financing activities:
Proceeds from capital contributions	15,443	-	15,443
Proceeds from note payable - related party	-	-	3,501
Proceeds from loans - related party	-	10,889	108,315
Proceeds from sale of common stock	-	-	55,000
Net cash flows provided by financing activities	15,443	10,889	182,259

Net decrease in cash	-	-	(32,373)
Cash and cash equivalents at beginning of period	-	-	32,373
Cash and cash equivalents at end of period	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$3,565

Non-cash investing and financing:
Related party forgave debt, which is accounted for as a capital contribution.	$83,969	$-	$83,969

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

Condensed Financial Statements.  The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014 and 2013 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at June 30, 2014 and December 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the six month periods ended June 30, 2014 and 2013, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at June 30, 2014 and December 31, 2013.  All tax years starting with 2010 are open for examination.

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

On June 18, 2013 the warrants expired.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Loans – During the six month periods ended June 30, 2013, a portion of the expenses of the Company were paid by its majority shareholder.  The payments were recorded as “loans from related party.”  The loans were payable on demand and did not bear interest. At December 31, 2013 the balance due from the Company to its majority shareholder was $83,969.  During the three month period ended March 31, 2014, the majority shareholder contributed the entirety of that amount to the capital of the Company.

Capital Contributions - During the six months ended June 30, 2014 a portion of the expenses of the Company were paid by its majority shareholder.  The payments totaled $15,443 and were recorded as a contribution to capital.

Management Compensation - During the six month periods ended June 30, 2014 and 2013, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer of the Company allows the Company to use his address, as needed, at no expense to the Company.

TINTIC GOLD MINING COMPANY
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has not yet been successful in establishing profitable operations and, as of June 30, 2014, the Company had no assets.

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

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013

Loss from continuing operations available to common shareholders (numerator)	$	(7,238)	$	(12,001)	$	(15,443)	$	(12,720)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)		1,858,338		1,858,338		1,858,338		1,858,338

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

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We currently have no assets and no operations.  During the three and six months ended June 30, 2014, we realized no revenue and incurred $7,238 and $15,443, respectively,  in operating expenses, resulting in losses from operations and net losses in those amounts.  During the three and six months ended June 30, 2013, we realized no revenue and incurred $12,001 and $12,720, respectively, in operating expenses, resulting in net losses in that amount.  The expenses incurred in the second quarter of 2013 exceeded those incurred in the second quarter of 2014 due to the Company’s delay in filing its annual report on Form 10-K for 2012.  As work on the annual report was not commenced until the second quarter of 2013, the related expenses were pushed into that quarter.  In contrast, we filed our 2013 annual report on time and incurred related expenses in the first quarter of 2014. Expenses in the second quarter of 2014 related primarily to preparation of the quarterly report filed in that quarter.

Control of Tintic Gold Mining Company was transferred to Ding Lieping in December 2009.  During his tenure, through December 31, 2013, Mr. Ding financed our operations by making loans to cover our expenses. In the first quarter of 2014, Mr. Ding decided to reclassify the payments he had made from loans to capital contributions. Therefore, the balance of loans payable at December 31, 2013, $83,969, was recorded as a contribution to capital.  In addition, the $15,443 in expenses that Mr. Ding paid on behalf of the Company in the first six months of 2014 was also recorded as a contribution to capital. We expect that Ding Lieping will continue to fund our operations until we have completed an acquisition of an operating company, and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations, however, by any contract or other obligation.

Our major expenses consisted of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses attendant to the trading of our common stock.  We do not expect the level of our operating expenses to change in the future until we again undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At June 30, 2014 we had no working capital deficit, as we had no assets and no liabilities. This represented an improvement from December 31, 2013, when we had a working capital deficit of $83,969 as a result of the amounts then payable to Ding Lieping. We expect our working capital to be nil or a small deficit for the indefinite future, as long as Ding Lieping continues to contribute the sums necessary to pay our expenses.

Our operations consumed $15,443 in cash during the six months ended June 30, 2014.  Our operations consumed $10,889 in cash during the six months ended June 30, 2013, as we accrued the remainder of our expenses in that period. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

ITEM 3                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Ding Lieping, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014.  Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Ding concluded that the Company’s system of disclosure controls and procedures was effective as of June 30, 2014 for the purposes described in this paragraph.

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

TINTIC GOLD MINING COMPANY

Date: August 12, 2014	By: /s/ Ding Lieping
Ding Lieping, Chief Executive Officer
and Chief Financial and Accounting Officer